Form 10-Q
period 2014-06-30
Nemaura Medical Inc.
filed 2014-09-11
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission File Number:  333-194857

Nemaura Medical Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	46-5027260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Charnwood Building, Holywell Park, Ashby Road, Loughborough, Leicestershire LE11 2PU United Kingdom
(Address of Principal Executive Offices)

+ 00 44 1509 222912
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☑

The number of shares of no par value common stock outstanding as of September 11, 2014 was 200,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2014 ($)	As of March 31, 2014 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	1,111,694	1,873,141
Restricted Cash	94,917	-
Prepayments and Other assets	64,909	20,390
Prepayment to Related Party for clinical trials	561,132	-
Total Current Assets	1,832,652	1,893,531

Intangible assets, net of accumulated amortization	71,624	70,781
Restricted cash	-	85,462
	71,624	156,243

Total assets	1,904,276	2,049,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	105,461	1,830
Other liabilities	10,376	6,844

Total current liabilities	115,837	8,674

Deferred revenue	1,687,800	1,667,200

Total liabilities	1,803,637	1,675,874
Commitments and contingencies:
Stockholders’ Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 200,000,000	200,000	200,000
shares issued and outstanding

Additional paid in capital	2,924,672	2,924,672
Accumulated deficit	(3,011,140)	(2,741,890)
Accumulated other comprehensive income	(12,893)	(8,882)
Total stockholders’ equity	100,639	373,900
Total liabilities and stockholders’ equity	1,904,276	2,049,774

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,
	2014 ($)	2013 ($)

Revenue:
Total revenue	-	-

Operating Expenses:
Research and development	162,486	59,752
General and administrative	106,764	2,026
Total operating expenses	269,250	61,778

Loss from operations	(269,250)	(61,778)

Net loss	(269,250)	(61,778)

Other comprehensive income / (loss):
Foreign currency translation adjustment	(4,011)	(2,224)
Comprehensive loss	(273,261)	(64,002)

Loss per share
Basic and diluted	*	*
Weighted average number of shares outstanding	200,000,000	180,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2014 ($)	2013 ($)

Cash Flows From Operating Activities:
Net Loss	(269,250)	(61,778)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,404	721
Contributed services to a related party	-	(96,579)
Changes in assets and liabilities:
Other assets	(44,015)	(15,194)
Accounts payable and other payables	106,781	-
Prepayment to related party for clinical trials	(561,132)	-
Net cash used in operating activities	(766,212)	(172,830)

Cash Flows From Investing Activities:
Increase in restricted cash	(9,455)	-
Purchase of intellectual property	(1,373)	(8,848)
Net cash used in investing activities	(10,828)	(8,848)

Cash Flows From Financing Activities:
Net cash provided by financing activities	-	-

Net decrease in cash	(777,040)	(181,678)
Effect of exchange rate changes on cash	15,593	(1,365)
Cash at beginning of period	1,873,141	200,485
Cash at end of period	1,111,694	17,442

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2014

 (Unaudited)

INTERIM FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Nemaura Medical Inc. (“Nemaura” or the “Company”), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system (“CGM”). The CGM system is a non-invasive, wireless continuous glucose monitoring device for use by persons with Type I and Type II diabetes, and also for screening pre-diabetic patients. The CGM allows for the extraction of analytes, such as glucose, in a non-invasive manner to the surface of the skin where it is measured using unique sensors and interpreted using a unique algorithm.

Nemaura is a holding corporation that owns one hundred percent (100%) of a diagnostic medical device company specializing in discovering, developing and commercializing specialty medical devices, and was organized on December 24, 2013 under the laws of the State of Nevada.   Nemaura owns one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed on December 12, 2013.  Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation formed on December 11, 2013, which in turn owns one hundred percent (100%) of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 (“DDL”), and one hundred percent (100%) of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 (“TCL”).

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company’s initial focus has been on the development of the CGM device, which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source, which can enable early detection of subtle changes in blood glucose levels.

NOTE 2 -- BASIS OF PRESENTATION

The accompanying financial statements of Nemaura have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2014 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on August 12, 2014. The results of operations for the period ended June 30, 2014 are not necessarily an indication of operating results for the full year.

In the quarter ending June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU has allowed the Company to remove the inception to date information and all references to development stage.

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the US Dollar.

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended June 30, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Economic and political risk

The Company’s operations are conducted in United Kingdom. Accordingly, the political, economic, and legal environments in the United Kingdom may influence the Company’s business, financial condition, and results of operations.

(b)

Cash and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents consist primarily of cash deposits maintained in the United Kingdom. From time to time, the Company’s cash account balances exceed amounts covered by the Financial Services Compensation Scheme. The Company has never suffered a loss due to such excess balances. The Company’s restricted cash includes cash held in escrow with use restricted to certain future listing costs.

(c)

Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and restricted cash and accounts payable. As of the period-end dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented, due to their short maturities.

(d)

Intangible assets

Intangible assets consist of licenses and patents associated with the CGM and are amortized on a straight-line basis, generally over their legal life.

(e)

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met:  (1) a contractual agreement exists; (2) transfer of rights has been completed; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

The Company may enter into product development and other agreements with collaborative partners. The terms of the agreements may include non-refundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations.

The Company recognizes up front license payments as revenue upon delivery of the license only if the license has standalone value to the customer. However, where further performance criteria must be met, revenue is deferred and recognized on a straight line basis over the period the Company is expected to complete its performance obligations.

Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the agreement.

(f)

Research and Development Expenses

The Company charges research and development expenses to operations as incurred. Research and development expenses primarily consist of salaries and related expenses for personnel and outside contractor and consulting services. Other research and development expenses include the costs of materials and supplies used in research and development, prototype manufacturing, clinical studies, related information technology and an allocation of facilities costs.

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three months Ended June 30, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g)

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the Consolidated Statements of Comprehensive Income (Loss).

(h)

Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of June 30, 2014 and 2013. For the three months ended June 30, 2013 the ordinary shares outstanding have been retroactively adjusted to reflect the December 24, 2013 recapitalization.

(i)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results may differ from those estimates.

(j)

Foreign currency translation

The functional currency of the Company is the Great Britain Pound Sterling (“GBP”).  The reporting currency is the United States dollar (US$).  Stockholders’ equity is translated into United States dollars from GBP at historical exchange rates.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rates prevailing during the reporting period.

The translation rates are as follows:

	June 30, 2014 (unaudited)	June 30, 2013 (unaudited)	March 31, 2014
Period end GBP : US$ exchange rate	1.688	1.504	1.667
Average period/yearly GBP : US$ exchange rate	1.676	1.514	1.588

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive income in Stockholders’ Equity.

(k)

Recent accounting pronouncements

The Company has evaluated all of the newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three months Ended June 30, 2014

(Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the CGM and related patches under its own brand in the United Kingdom and the Republic of Ireland. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.69 million), which is wholly non-refundable, upon signing the agreement. A supply cost for goods agreement will be finalized upon product approval and prior to launch, as part of the full commercial licensing agreement also to be signed closer to product approval and launch.

As the Company has continuing performance obligations under the agreement, the upfront fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the third party, which specified a 10 year term.

NOTE 5 – CASH AND RESTRICTED CASH

As of June 30, 2014 and March 31, 2014, the Company held $1,111,694 and $1,873,141 in cash, respectively. At June 30, 2014, funds were also held in a restricted escrow account of $94,917, with use restricted to certain future listing costs.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	June 30, 2014 (unaudited) ($)	March 31, 2014 ($)
Patents and licenses	84,954	87,655
Less accumulated amortization	(13,330)	(16,874)
	71,624	70,781

Estimated amortization expense is approximately $5,600 for each of the next five years.

NOTE 7 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company’s majority shareholder DFH Chowdhury.

From inception, Pharma invoiced DDL and TCL for research and development services. In addition, certain operating expenses of DDL and TCL were incurred and paid by Pharma and NDM. In accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin 55, these financial statements reflect all costs associated with the operations of DDL and TCL. While certain costs incurred by Pharma and NDM are directly attributable to DDL and TCL, other costs were shared between the organizations. In situations where the costs were shared, expense has been allocated between Pharma and NDM and DDL and TCL using a fixed percentage allocation. Management believes the methodologies used are reasonable and that the costs allocated are not materially different from what they would have been had Pharma and NDM been unaffiliated entities. DDL and TCL advanced Pharma certain amounts to cover a portion of the costs. The remaining amounts were contributed to the Company in the form of contributed services.

Following is a summary of activity between the Company and Pharma and NDM as of June 30, 2014 (unaudited) and March 31, 2014:

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three months Ended June 30, 2014

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

	Three Months Ended June 30,2014 ($)	Year Ended March 31, 2014 ($)
Balance due (to) Pharma and NDM at beginning of period	-	-
Amounts advanced to Pharma	596,848	325,092
Amounts received from Pharma	(1,676)	(149,280)
Amounts invoiced by Pharma to DDL and TCL	(32,685)	(557,670)
Expenses paid by Pharma on behalf of DDL and TCL	-	(28,574)
Assets contributed by Pharma on behalf of DDL and TCL	-	(7,327)
Capital contribution by Pharma (excess of expenses paid over amounts advanced)	-	420,401
Foreign exchange differences	(1,355)	(2,642)
Balance due from (to) Pharma and NDM at end of the period	561,132	-

Advances to Pharma as of June 30, 2014 consist of amounts advanced in connection with the Company’s planned clinical trials. These advances are expected to be expensed in the third and fourth quarters of fiscal 2015, as clinical trials commence.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At June 30, 2014, the Company had cash of $1,111,694, working capital of $1,716,815, stockholders' equity of $100,639 and an accumulated deficit of $3,011,140. To date, the Company has funded its operations through the issuances of equity, UK government grants and contributions of services from related entities.  The Company  expects  to  continue  to  incur  losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred. We believe that our current working capital position is adequate for our current level of operations through fiscal year 2015, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the submission for ethics approval for clinical testing, file an algorithm patent in all major global territories, and submit the first CE approval (with literature based clinical evaluation),  expected to be completed by the end of the third fiscal quarter of 2015. We plan to commence clinical studies in October 2014, the third fiscal quarter of 2015, and to scale up manufacturing in January 2015, the fourth fiscal quarter of 2015. We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. We are closely monitoring our cash balances, cash needs and expense levels.

Management's strategic plans include the following:

We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. We plan to take the following steps to implement our broad business strategy post-approval:

•

Develop our own specialty sales and marketing teams to market the CGM Watch in the European Union. We intend to develop specialty sales teams and/or enter into licensing agreements with established marketing companies for production and distribution of our product in the European Economic Area. We have a marketing rights agreement for the UK and Republic of Ireland with DB Pharma (Jersey) Ltd.

•

Expand the indications for which the CGM Watch may be used. We believe that the CGM Watch may offer other significant benefits other than those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics, and the monitoring of drugs. Initial proof of concept will be completed in laboratory settings followed by a clinical program.

•

Expand our product pipeline through our proprietary platform technologies, acquisitions and strategic licensing arrangements. We intend to leverage our proprietary platform technologies to grow our portfolio of product candidates for the diagnosis of diabetes and other diseases. In addition we intend to license our product and acquire products and technologies that are consistent with our research and development and business focus and strategies.

Results of Operations

Comparative Results for the Three Months Ended June 30, 2014 and 2013

Revenue

In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.69 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the CGM and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the CGM patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at June 30, 2014, the cash payment became immediately available and will be used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $162,486 and $59,752 for the quarters ended June 30, 2014 and 2013, respectively. The increase is due to the increased activity, mostly subcontracted, relating to preparation for our Ethics submission and our initial

European Conformity Approval submission.  We expect research and development expenses to increase in future periods as we continue our clinical studies of our CGM Watch and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $106,764 and $2,026 for the periods ended June 30, 2014 and 2013, respectively.  General and administrative expenses increased approximately $105,000, primarily due to the ongoing costs associated with our audit and legal expenses related to the registration process with the Securities and Exchange Commission (“SEC”). Approximately 63% of the expenses for the quarter ended June 30, 2014 were related to audit and other fees which were not incurred in the quarter ended to June 30, 2013. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Effects of exchange rate

For the periods ended June 30, 2014 and 2013 we had exchange rate fluctuations that affected our cash flows.  For the quarter ended June 30, 2014 and 2013, the effects of changes in foreign exchange rates on cash were $15,593 and ($1,365), respectively.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $3,011,140 through June 30, 2014 as technical development has continued since March 31, 2014. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

Our cash position was $1,111,694 as of June 30, 2014, and is adequate for our current level of operations through fiscal year 2015, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the submission for ethics approval for clinical testing, file our algorithm patent in all major global territories, and submit our first CE approval (with literature based clinical evaluation), which we expect to be completed by the end of our third fiscal quarter of 2015.  We plan to commence clinical studies in October 2014, our third fiscal quarter of 2015, and to scale up manufacturing in January 2015, our fourth fiscal quarter of 2015.

Through June 2014, we have incurred expenditures of approximately $27,000, and $18,000, related to our submission for ethics approval and our CE approval, respectively.  We have also advanced approximately $597,000 to Nemaura Pharma, in connection with our milestone related to clinical studies in Type I and Type II Diabetic Subjects. In preparation for the clinical studies, applications for ethics approval have been submitted to the Dubai Health authority and the UK MHRA (Medicines and Health Products Regulatory Agency), and a further application has been prepared for submission to multiple Clinical Centres in India and the DCGI (Drug Controller General of India). Furthermore, 70 CGM devices have been manufactured and tested in preparation for the clinical studies, and request for CE (European Conformity) approval review has been submitted to the Notified body Intertek in the UK, for the initial proposed CE approval using literature based clinical evaluation. While our current cash level is sufficient for the commencement of the clinical studies and the initial scale up of our manufacturing, the completion of those milestones by the stated product development target dates is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

There are no assurances that we will be able to raise additional capital as may be needed and meet our projections for operating expenses.   If we are unable to raise additional capital, our liquidity will be materially adversely affected and we may be forced to cease or significantly delay our clinical trials.

We believe that the successful growth and operation of our business is dependent upon our ability to obtain adequate sources of debt or equity financing to pay for our operating expenses and to fund our long-term business strategy.

There can be no assurance that we will be successful in achieving our long-term plans as set forth above, or that such plans, if consummated, will enable us to obtain profitable operations or continue in the long-term.

Net cash used by our operating activities for the quarter ended June 30, 2014 was $766,212 which reflected our net loss of $269,250 together with an increase in other receivables of $44,105 and an increase in prepayments to a related party of $561,132, offset by an increase in other payables of $106,781.  Net cash used in operating activities for the quarter ended June 30, 2013 was $172,830, which reflected our net loss of $61,778 together with contributed services from a related party of $96,579.

Net cash used in investing activities was $10,828 for the quarter ended June 30, 2014, which reflected an increase in restricted cash.  For the quarter ended June 30, 2013, net cash used in investing activities was $8,848 which reflected the purchase of intellectual property.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with research and development, income taxes and intangible assets.

The Company’s financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company’s financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company’s critical accounting policies follows:

Research and Development Expenses:  The Company charges research development expenses to operations as incurred.  Research and Development expenses primarily consist of salaries and related expenses for personnel and outside contractor and consulting services.  Other research and development expenses include the costs of materials and supplies used in research and development, prototype manufacturing, clinical studies, related information technology and an allocation of facilities costs.

Income taxes:  Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss carry forwards.  Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion, or all, of the deferred income tax assets will not be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive income (loss).

Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company’s new discoveries. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straight-line method. The Company tests intangible assets with finite lives upon significant changes in the Company’s business environment and any resulting impairment charges are recorded at that time.

Revenue Recognition:  Revenue is recognized when the four basic criteria of revenue recognition are met:  (1) a contractual agreement exists; (2) transfer of rights has been completed; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

The Company may enter into product development and other agreements and with collaborative partners. The terms of the agreements may include non-refundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations.

The Company recognizes up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer. However, where further performance criteria must be met, revenue is deferred and recognized on a straight line basis over the period the Company is expected to complete its performance obligations.

Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the agreement.

Recently issued accounting pronouncements:  See Note 3 – Summary of Significant Accounting Policies to the accompanying financial statements for recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

As of June 30, 2014, our cash was in cash and cash equivalents with very short term maturities and therefore not subject to any significant interest rate fluctuations.  The functional currency of the Company’s operating subsidiaries is the Great Britain Pound Sterling and therefore the Company’s investments are exposed to fluctuations in this currency compared to the US Dollar.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mr. Dewan F.H, Chowdhury, who is our  Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

In connection with the preparation of our financial statements for the year ended March 31, 2014, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, were:

•

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Specifically, there is limited review of financial reporting and policies and procedures have not yet been implemented to analyze, document, monitor and report on non-routine and complex transactions that require management estimation or judgment.

•

Related party transactions. Specifically, there are limited controls over the authorization, recording and disclosure of related party transactions.

We have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional finance personnel.

Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There  was no change in the Company's  internal  control over financial  reporting that occurred during the fiscal quarter to which this report  relates  that  has  materially  affected,  or  is  reasonably  likely  to  materially  affect,  the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Document Description
31.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files (1)

(1)  Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed by the Company for purposes of Section 18 or any other provision of the Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEMAURA MEDICAL INC.

Dated: September 11, 2014	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer )