Form 10-Q
period 2014-09-30
Nemaura Medical Inc.
filed 2014-11-12
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2014

or

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

Yes ☐  No  ☑

The number of shares of no par value common stock outstanding as of November 10, 2014 was 200,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2014 ($)	As of March 31, 2014 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	907,302	1,873,141
Prepayments and Other assets	50,562	20,390
Prepayment to Related Party for clinical trials	510,035	-
Total Current Assets	1,467,899	1,893,531

Intangible assets, net of accumulated amortization	91,524	70,781
Tangible fixed assets	6,064	-
Restricted cash	-	85,462
	97,588	156,243

Total assets	1,565,487	2,049,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	138,656	1,830
Other liabilities	8,612	6,844

Total current liabilities	147,268	8,674

Deferred revenue	1,664,600	1,667,200

Total liabilities	1,811,868	1,675,874
Commitments and contingencies:
Stockholders’ Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 200,000,000	200,000	200,000
shares issued and outstanding

Additional paid in capital	2,924,672	2,924,672
Accumulated deficit	(3,367,025)	(2,741,890)
Accumulated other comprehensive income	(4,028)	(8,882)
Total stockholders’ equity (deficit)	(246,381)	373,900
Total liabilities and stockholders’ equity (deficit)	1,565,487	2,049,774

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014 ($)	2013 ($)	2014 ($)	2013 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	251,333	20,845	413,819	80,597
General and administrative	104,552	1,287	211,316	3,314
Total operating expenses	355,885	22,132	625,135	83,911

Loss from operations	(355,885)	(22,132)	(625,135)	(83,911)

Net loss	(355,885)	(22,132)	(625,135)	(83,911)

Other comprehensive income / (loss):
Foreign currency translation adjustment	8,865	25,590	4,854	23,366
Comprehensive (loss)/ gain	(347,020)	3,458	(620,281)	(60,545)

Loss per share
Basic and diluted	*	*	*	*
Weighted average number of shares outstanding	200,000,000	180,000,000	200,000,000	180,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2014 ($)	2013 ($)

Cash Flows From Operating Activities:
Net Loss	(625,135)	(83,911)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,827	1,089
Contributed services to a related party	-	(97,294)
Changes in assets and liabilities:
Other assets	(30,598)	(4,112)
Accounts payable and other payables	139,860	-
Prepayment to related party for clinical trials	(515,563)	20,976
Net cash provided by (used in) operating activities	(1,029,609)	(163,252)

Cash Flows From Investing Activities:
Decrease in restricted cash	85,462	-
Purchase of intellectual property	(22,679)	(9,979)
Purchase of tangible fixed assets	(6,358)	-
Net cash used in investing activities	56,425	(9,979)

Cash Flows From Financing Activities:
Net cash provided by financing activities	-	-

Net decrease in cash	(973,184)	(173,231)
Effect of exchange rate changes on cash	7,345	1,006
Cash at beginning of period	1,873,141	200,485
Cash at end of period	907,302	28,260

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended September 30, 2014

 (Unaudited)

INTERIM FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Nemaura Medical Inc. (“Nemaura” or the “Company”), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system (“CGM”). The CGM system is a non-invasive, wireless device for use by persons with Type I and Type II diabetes, and may also be used  to  screen pre-diabetic patients. The CGM  extracts  analytes, such as glucose, to the surface of the skin in a non-invasive manner to the surface of the skin where it is measured using unique sensors and interpreted using a unique algorithm.

Nemaura is a Nevada holding company organized in 2013 Nemaura owns one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed on December 12, 2013.  Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation formed on December 11, 2013, which in turn owns one hundred percent (100%) of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 (“DDL”), and one hundred percent (100%) of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 (“TCL”).

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

NOTE 2 -- BASIS OF PRESENTATION

The accompanying financial statements of Nemaura have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2014 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on August 12, 2014. The results of operations for the period ended September 30, 2014 are not necessarily an indication of operating results for the full year.

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

Three and Six Months Ended September 30, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Economic and political risk

The Company’s operations are conducted in the United Kingdom. Accordingly, the political, economic, and legal environments in the United Kingdom may influence the Company’s business, financial condition, and results of operations.

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

(c)

Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and accounts payable. As of the period-end dates, the estimated fair values of financial instruments were not materially different from their carrying values as presented, due to their short maturities.

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

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended September 30, 2014

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(h)

Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of September 30, 2014 and 2013. As of September 30, 2013 the ordinary shares outstanding have been retroactively adjusted to reflect the December 24, 2013 recapitalization.

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

The translation rates are as follows:

	September 30, 2014 (unaudited)	September 30, 2013 (unaudited)	March 31, 2014
Period end GBP : US$ exchange rate	1.665	1.569	1.667
Average period/yearly GBP : US$ exchange rate	1.688	1.557	1.588

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive income in Stockholders’ Equity (Deficit).

(k)

Recent accounting pronouncements

The Company has evaluated all of the newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended September 30, 2014

(Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the CGM and related patches under its own brand in the United Kingdom and the Republic of Ireland. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.67 million), which is wholly non-refundable, upon signing the agreement. A supply cost for goods agreement will be finalized upon product approval and prior to launch, as part of the full commercial licensing agreement also to be signed closer to product approval and launch.

As the Company has continuing performance obligations under the agreement, the upfront fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the third party, which specified a 10 year term.

NOTE 5 – CASH

As of September 30, 2014 and March 31, 2014, the Company held $907,302 and $1,873,141 in cash, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	September 30, 2014 (unaudited) ($)	March 31, 2014 ($)
Patents and licenses	106,262	87,655
Less accumulated amortization	(14,738)	(16,874)
	91,524	70,781

Estimated amortization expense is approximately $7,170 for each of the next five years.

NOTE 7 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company’s majority shareholder Dewan FH Chowdhury.

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

Following is a summary of activity between the Company and Pharma and NDM as of September 30, 2014 (unaudited) and March 31, 2014:

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended September 30, 2014

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

	Six Months Ended September 30, 2014 (unaudited) ($)	Year Ended March 31, 2014 ($)
Balance due (to) Pharma and NDM at beginning of period	-	-
Amounts advanced to Pharma	596,848	325,092
Amounts received from Pharma	(1,676)	(149,280)
Amounts invoiced by Pharma to DDL and TCL	(86,048)	(557,670)
Expenses paid by Pharma on behalf of DDL and TCL	-	(28,574)
Assets contributed by Pharma on behalf of DDL and TCL	-	(7,327)
Capital contribution by Pharma (excess of expenses paid over amounts advanced)	-	420,401
Foreign exchange differences	911	(2,642)
Balance due from (to) Pharma and NDM at end of the period	510,035	-

Advances to Pharma as of September 30, 2014 consist of amounts advanced in connection with the Company’s planned clinical trials. These advances are expected to be expensed in the third and fourth quarters of fiscal 2015, as clinical trials commence.

In addition, the Company engaged a related party, One-E Consulting Limited, to provide certain consulting services related to the Company’s public listing transaction.  Bashir Timol serves as Strategic Director of One-E Consulting Limited.  Mr. Timol is also a Director of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At September 30, 2014, the Company had cash of $907,302, working capital of $1,320,631, stockholders' deficit of $246,381 and an accumulated deficit of $3,367,025. To date, the Company has funded its operations through the issuances of equity, UK government grants and contributions of services from related entities.  The Company  expects  to  continue  to  incur  losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred. We believe that our current working capital position is adequate for our current level of operations through fiscal year 2015, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the submission for ethics approval for clinical testing, file an algorithm patent in all major global territories, and submit the first CE approval (with literature based clinical evaluation),  expected to be completed by the end of the third fiscal quarter of 2015. We plan to complete clinical studies by March 31, 2015, the fourth fiscal quarter of 2015. We plan to commence scale-up manufacturing during the fourth fiscal quarter of 2015.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. We are closely monitoring our cash balances, cash needs and expense levels.

Management's strategic plans include the following:

It is our goal  to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. We plan to take the following steps to implement our broad business strategy post-approval:

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

Results of Operations

Comparative Results for the Six Months Ended September 30, 2014 and 2013

Revenue

In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the CGM and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the CGM patch.We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at September 30, 2014, the cash payment became immediately available and will be used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $413,819 and $80,597 for the six month periods ended September 30, 2014 and 2013, respectively. The increase is due to the increased activity, mostly subcontracted, relating to preparation for our Ethics submission and our initial European Conformity Approval submission.  We expect research and development expenses to increase in future periods as we continue our clinical studies of our CGM Watch and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $211,316 and $3,314 for the periods ended September 30, 2014 and 2013, respectively.  General and administrative expenses increased approximately $208,000, primarily due to the ongoing costs associated with our audit and legal expenses related to the registration process with the Securities and Exchange Commission (“SEC”). Approximately 72% of the expenses for the quarter ended September 30, 2014 were related to audit and legal fees which were not incurred in the period ended to September 30, 2013. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Effects of exchange rate

For the periods ended September 30, 2014 and 2013 we had exchange rate fluctuations that affected our cash flows.  For the quarter ended September 30, 2014 and 2013, the effects of changes in foreign exchange rates on cash were $7,345 and $1,006, respectively.

Comparative Results for the Three Months Ended September 30, 2014 and 2013

Revenue

There were no sales recognized in the quarter to September 2014 or 2013.

Research and Development Expenses

Research and development expenses were $251,333 and $20,845 for the quarters ended September 30, 2014 and 2013, respectively. The increase is due to the increased activity, mostly subcontracted, relating to preparation for our Ethics submission and our initial European Conformity Approval submission.  We expect research and development expenses to increase in future periods as we continue our clinical studies of our CGM Watch and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $104,552 and $1,287 for the periods ended September 30, 2014 and 2013, respectively.  General and administrative expenses increased approximately $103,000, primarily due to the ongoing costs associated with our audit and legal expenses related to the registration process with the Securities and Exchange Commission (“SEC”). Approximately 82% of the expenses for the quarter ended September 30, 2014 were related to audit and legal fees which were not incurred in the quarter ended to September 30, 2013. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $3,367,025 through September 30, 2014 as technical development has continued since March 31, 2014. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

Our cash position was $907,302 as of September 30, 2014, and is adequate for our current level of operations through fiscal year 2015, and for the achievement of certain of our product development milestones.

Through September 2014, we have incurred expenditures of approximately $67,000, and  $45,000, related to our submission for ethics approval and our CE approval, respectively. We advanced approximately $597,000 to Nemaura Pharma in the first fiscal quarter 2015, in connection with our milestone related to clinical studies in Type I and Type II Diabetic Subjects. Applications for ethics approval have been submitted to the Dubai Health authority and the UK MHRA (Medicines and Health Products Regulatory Agency), and two Clinical Centres in India with appropriate notification to the DCGI (Drug Controller General of India). Furthermore, 70 CGM devices have been manufactured and tested in preparation for the clinical studies, and request for CE (European Conformity) approval review was submitted in second fiscal quarter 2015 to the Notified body Intertek in the UK, for the initial proposed CE approval using literature based clinical evaluation. While our current cash level is sufficient for the commencement of the clinical studies and the initial scale up of our manufacturing, the completion of those milestones by the stated product development target dates is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

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

Net cash used by our operating activities for the six months ended September 30, 2014 was $1,029,609 which reflected our net loss of $625,135 together with an increase in other receivables of $30,598 and an increase in prepayments to a related party of $515,563, offset by an increase in other payables of $139,860.

Net cash used in investing activities was $56,425 for the six months ended September 30, 2014, which reflected a decrease in restricted cash less expenditure on fixed assets and intellectual property.  For the six months ended September 30, 2013, net cash used in investing activities was $9,979 which reflected the purchase of intellectual property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

As a smaller reporting company we are not required to provide information required by this Item

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

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended March 31, 2014, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting.  We have begun to establish a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained.  As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.

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

NEMAURA MEDICAL INC.

Dated: November 12, 2014	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer )

EXHIBIT INDEX

Exhibit No.	Description
31.1

Certification by Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.