Form 10-Q
period 2014-12-31
Nemaura Medical Inc.
filed 2015-02-12
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☑

The number of shares of no par value common stock outstanding as of January 31, 2015 was 200,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of December 31, 2014 ($)	As of March 31, 2014 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	613,608	1,873,141
Prepayments and Other assets	39,724	20,390
Prepayment to Related Party for clinical trials	465,454	-
Total Current Assets	1,118,786	1,893,531

Intangible assets, net of accumulated amortization	115,863	70,781
Tangible fixed assets	6,154	-
Restricted cash	-	85,462
	122,017	156,243

Total assets	1,240,803	2,049,774
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	50,408	1,830
Other liabilities	4,362	6,844

Total current liabilities	54,770	8,674

Deferred revenue	1,566,600	1,667,200

Total liabilities	1,621,370	1,675,874
Commitments and contingencies:
Stockholders’ Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 200,000,000	200,000	200,000
shares issued and outstanding

Additional paid in capital	2,924,672	2,924,672
Accumulated deficit	(3,525,791)	(2,741,890)
Accumulated other comprehensive income (loss)	20,552	(8,882)
Total stockholders’ (deficit) equity	(380,567)	373,900
Total liabilities and stockholders’ equity	1,240,803	2,049,774

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014 ($)	2013 ($)	2014 ($)	2013 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	141,976	172,446	555,795	253,043
General and administrative	16,790	167,750	228,106	171,064
Total operating expenses	158,766	340,196	783,901	424,107

Loss from operations	(158,766)	(340,196)	(783,901)	(424,107)

Net loss	(158,766)	(340,196)	(783,901)	(424,107)

Other comprehensive income:
Foreign currency translation adjustment	24,580	(13,460)	29,434	9,906
Comprehensive loss	(134,186)	(353,656)	(754,467)	(414,201)

Loss per share
Basic and diluted	*	*	*	*
Weighted average number of shares outstanding	200,000,000	180,000,000	200,000,000	180,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2014 ($)	2013 ($)

Cash Flows From Operating Activities:
Net Loss	(783,901)	(424,107)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,536	2,230
Contributed services to a related party	-	218,863
Changes in assets and liabilities:
Prepayments and other assets	(21,721)	(2,122)
Accounts payable and other liabilities	49,035	-
Prepayment to related party for clinical trials	(494,491)	-
Net cash used in operating activities	(1,245,542)	(205,136)

Cash Flows From Investing Activities:
Decrease in restricted cash	85,462	-
Purchase of intellectual property	(57,222)	(10,956)
Purchase of tangible fixed assets	(7,181)	-
Net cash provided by (used in) in investing activities	21,059	(10,956)

Cash Flows From Financing Activities:
Net cash provided by financing activities	-	-

Net decrease in cash	(1,224,483)	(216,092)
Effect of exchange rate changes on cash	(35,050)	22,433
Cash at beginning of period	1,873,141	200,485
Cash at end of period	613,608	6,826

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014

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

The following diagram illustrates our corporate and shareholder structure as of December 31, 2014:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended December 31, 2014

(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION

The accompanying financial statements of Nemaura have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2014 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on August 12, 2014. The results of operations for the period ended December 31, 2014 are not necessarily an indication of operating results for the full year.

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

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended December 31, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(h)

Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of December 31, 2014 and 2013.

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

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended December 31, 2014

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The translation rates are as follows:

	December 31, 2014 (unaudited)	December 31, 2013 (unaudited)	March 31, 2014
Period end GBP : US$ exchange rate	1.567	1.656	1.667
Average period/yearly GBP : US$ exchange rate	1.601	1.560	1.588

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive income in Stockholders’ Equity (Deficit).

(k)

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and is to be applied retrospectively.  Early adoption is not permitted. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

In February 2013, FASB issued ASU No. 2013-02, “Comprehensive Income: Reporting the Amounts Reclassified Out of Accumulated Other Comprehensive Income” which expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies are required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Presentation of Financial Statements – Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company is currently assessing the impact of the adoption of the ASU No. 2014-15 on its financial position, results of operations and financial statements disclosures.

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended December 31, 2014

(Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the CGM and related patches under its own brand in the United Kingdom and the Republic of Ireland. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.57 million and $1.67 million as of December 31, 2014 and March 31, 2014 respectively), which is wholly non-refundable, upon signing the agreement. A supply cost for goods agreement will be finalized upon product approval and prior to launch, as part of the full commercial licensing agreement also to be signed closer to product approval and launch.

As the Company has continuing performance obligations under the agreement, the upfront fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the third party, which specified a 10 year term. This relates to a Full Commercial Licensing agreement.

NOTE 5 – CASH

As of December 31, 2014 and March 31, 2014, the Company held $613,608 and $1,873,141 in cash, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	December 31, 2014 (unaudited) ($)	March 31, 2014 ($)
Patents and licenses	131,226	87,655
Less accumulated amortization	(15,363)	(16,874)
	115,863	70,781

Estimated amortization expense is approximately $7,000 for each of the next five years.

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

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

Three and Nine months Ended December 31, 2014

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Following is a summary of activity between the Company and Pharma and NDM as of December 31, 2014 (unaudited) and March 31, 2014:

	Nine Months Ended December 31, 2014 (unaudited) ($)	Year Ended March 31, 2014 ($)
Balance due (to) Pharma and NDM at beginning of period	-	-
Amounts advanced to Pharma	578,409	325,092
Amounts received from Pharma	(1,567)	(149,280)
Amounts invoiced by Pharma to DDL and TCL	(110,106)	(557,670)
Expenses paid by Pharma on behalf of DDL and TCL	-	(28,574)
Assets contributed by Pharma on behalf of DDL and TCL	-	(7,327)
Capital contribution by Pharma (excess of expenses paid over amounts advanced)	-	420,401
Foreign exchange differences	(1,282)	(2,642)
Balance due from (to) Pharma and NDM at end of the period	465,454	-

Advances to Pharma as of December 31, 2014 consist of amounts advanced in connection with the Company’s planned clinical trials. These advances are expected to be expensed in the fourth quarter of fiscal 2015, as clinical trials commence.

In addition, the Company engaged a related party, One-E Consulting Limited, to provide certain consulting services, in the amount of $4,453 related to the Company’s public listing transaction.  Bashir Timol serves as Strategic Director of One-E Consulting Limited.  Mr. Timol is also a Director of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At December 31, 2014, the Company had cash of $613,608, working capital of $1,064,016, stockholders' deficit of $380,567 and an accumulated deficit of $3,525,791. To date, the Company has funded its operations through the issuances of equity, UK government grants and contributions of services from related entities.  The Company  expects  to  continue  to  incur  losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred.

We believe that our current working capital position is sufficient to continue the ongoing clinical studies during this fiscal year. Our cash on hand is also sufficient to maintain our basic operations to December 2015.

During this reporting period we obtained conformance notifications from the Drug Controller General India (DCGI, the Indian regulatory authority for approval of drugs and medical devices), and Ethics approvals in multiple clinics in India, and the first stage of a 140 patient study was commenced in some of these clinics. This study is expected to run for 6-9 months depending on patient recruitment rates. We filed our algorithm patent in all major global territories, and filed an International patent (PCT) titled: Characterisation of Biological Substances. Furthermore during this period we submitted an application for the first CE approval to the notified body Intertek. We plan to commence scale-up manufacturing during the fourth fiscal quarter of 2015.

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

Results of Operations

Comparative Results for the Nine Months Ended December 31, 2014 and 2013

Revenue

In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the CGM and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the CGM patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2014, the cash payment became immediately available and will be used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $555,795 and $253,043 for the nine month periods ended December 31, 2014 and 2013, respectively. The increase is due to the increased activity, mostly subcontracted, relating to preparation for our Ethics submission and our initial European Conformity Approval submission.  We expect research and development expenses to increase in future periods as we continue our clinical studies of our CGM Watch and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $228,106 and $171,064 for the periods ended December 31, 2014 and 2013, respectively.  General and administrative expenses increased approximately $57,000, primarily due to the ongoing costs associated with our audit and legal expenses related to the registration process with the Securities and Exchange Commission (“SEC”). We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Effects of exchange rate

For the periods ended December 31, 2014 and 2013 we had exchange rate fluctuations that affected our cash flows.  For the nine month periods ended December 31, 2014 and 2013, the effects of changes in foreign exchange rates on cash were ($35,050) and $22,433, respectively.

Comparative Results for the Three Months Ended December 31, 2014 and 2013

Revenue

There were no sales recognized in the quarters to December 2014 or 2013.

Research and Development Expenses

Research and development expenses were $141,976 and $172,446 for the three months ended December 31, 2014 and 2013, respectively. The decrease is due to the stage of development reached. More work was carried out in house in the quarter to December 2014 compared to the comparative period. We expect research and development expenses to increase in future periods as we continue our clinical studies of our CGM Watch and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $16,790 and $167,750 for the three months ended December 31, 2014 and 2013, respectively.  General and administrative expenses decreased approximately $156,000 as the quarter to December 2013 contained costs relating to the initial work being carried out towards our listing. Advisor and management fees were significant as a result. No significant one time fees feature in the quarter to December 2014. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $3,525,791 through December 31, 2014 as technical development has continued since March 31, 2014. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

Our cash position was $613,608 as of December 31, 2014, and is adequate for our current level of operations through to the end of the calendar year 2015, and for the achievement of certain of our product development milestones.

Through December 2014, we have incurred expenditures of approximately $67,000, and  $45,000, related to our submission for ethics approval and our CE approval, respectively. We advanced approximately $578,000 to Nemaura Pharma in connection with our milestone related to clinical studies in Type I and Type II Diabetic Subjects. Applications for ethics approval have been submitted to the Dubai Health authority and the UK MHRA (Medicines and Health Products Regulatory Agency), and two Clinical Centres in India with appropriate notification to the DCGI (Drug Controller General of India). Furthermore, 70 CGM devices have been manufactured and tested in preparation for the clinical studies, and request for CE (European Conformity) approval review was submitted in the second fiscal quarter of 2015 to the Notified body Intertek in the UK, for the initial proposed CE approval using literature based clinical evaluation. While our current cash level is sufficient for the commencement of the clinical studies and the initial scale up of our manufacturing, the completion of those milestones by the stated product development target dates is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

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

Net cash used by our operating activities for the nine months ended December 31, 2014 was $1,245,542 which reflected our net loss of $783,901 together with an increase in accounts payable of $49,035 and an increase in prepayments to a related party of $494,491.  Net cash used in operating activities for the period ended December 31, 2013 was $205,136, which reflected our net loss of $424,107 together with contributed services from a related party of $218,863.

Net cash provided by investing activities was $21,059 for the nine months ended December 31, 2014, which reflected a decrease in restricted cash less expenditure on fixed assets and intellectual property.  For the nine months ended December 31, 2013, net cash used in investing activities was $10,956 which reflected the purchase of intellectual property.

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

NEMAURA MEDICAL INC.

Dated: February 12, 2015	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer )