Form 10-K
period 2015-03-31
Nemaura Medical Inc.
filed 2015-06-23
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————
FORM 10-K
——————
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number  000-55283

NEMAURA MEDICAL, INC.
(Exact name of registrant as specified in its charter)
Nevada	46-5027260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Charnwood Building,
Holywell Park, Ashby Road,
Loughborough, Leicestershire
LE11 3AQ
United Kingdom
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: + 44 1509 222912
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The Company's common stock did not begin quotation until November 4, 2014.  The aggregate market value of Common Stock held by non-affiliates of the registrant as of September 30, 2014 was $1,595,460, which was computed by reference to the most recent sale price of $0.02 per share of the registrant's common stock in a private placement consummated prior to September 30, 2014.

The number of shares outstanding of the registrant's common stock at May 31, 2015, was 200,000,000.

NEMAURA MEDICAL, INC.

 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Nemaura Medical's actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Nemaura Medical believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond the control of Nemaura Medical, include, but are not limited to, obtain regulatory approval for our sugarBEAT device, conduct successful clinical trials, execute agreements required to successfully advance the Company's objectives; retain the management and scientific team to advance the product; overcome adverse changes in market conditions and the regulatory environment; obtain and enforce intellectual property rights;  obtain adequate financing in the future through product licensing, public or private equity or debt financing or otherwise; deal with general business conditions and competition; and other factors referenced herein in "Risk Factors."

PART I

ITEM 1.    BUSINESS.

Corporate History and Restructuring

We are a holding corporation that owns one hundred percent (100%) of a diagnostic medical device company specializing in discovering, developing and commercializing specialty medical devices.  We were organized on December 24, 2013 under the laws of the State of Nevada.   We own one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed on December 12, 2013.  Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation formed on December 11, 2013.  Dermal Diagnostics (Holdings) Limited  owns one hundred percent (100%) of the stock in Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009, and  one hundred percent (100%) of the stock in Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011.

In December 2013, we restructured the Company and re-domiciled as a domestic corporation in the United States.  The corporate re-organization was accomplished to preserve the tax advantages under the England and Wales tax laws for the benefit of the shareholders of both Dermal Diagnostics Limited ("DDL") and Trial Clinic Limited ("TCL").

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England. DDL was founded on January 20, 2009 to engage in the discovery, development and commercialization of diagnostic medical devices. The Company's initial focus has been on the development of a novel continuous glucose monitoring (CGM) device which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source. CGM through a non-invasive patch can enable early detection of subtle changes in blood glucose levels. In 2015 we named our device 'sugarBEAT.'

Our Products

We currently have one (1) CGM watch product.  The sugarBEAT device is purely the packaging for the electronics that control and receive feedback from the "sensor-patch" which is our patented technology.  Additionally, we have identified the potential for the sugarBEAT device to be useful in the mobile phone application with wireless data transmission from the watch.  The  sugarBEAT device is a continuous glucose monitoring device which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source. The system applies a very small electrical current to the skin, which leads to efficient extraction of glucose from the body into a chamber in the patch. The glucose sensor detects the level of glucose and stores the data on an internal memory platform, as well as displaying the glucose reading on an LCD display.  An alarm is set-off when the reading is 'out of range'. The technique utilized in this device has been the subject of extensive studies with over twenty (20) clinical reports in the public domain, and is the only non-invasive technique to have been approved by both the FDA and EMEA (European Medicines Evaluation Agency). The effectiveness of CGM in blood sugar control facilitates therapeutic adjustments to avoid hypo-glycemic and hyper-glycemic excursions.

Additional applications for the sugarBEAT device may include:

●  Mobile Phone Application – with wireless data transmission from watch;
●  Development of a Web-server accessed by physicians and diabetic professionals to track the condition remotely thereby reducing healthcare costs and managing the condition more effectively;
●  A complete virtual doctor that monitors a person's vital signs and transmits results via the web; and
●  With further investment, other patches can be developed which are able to measure alternative analytes, including lactates, uric acid, lithium and drugs.  This would be a step-change in the monitoring of conditions, particularly in the hospital setting.  Lactate monitoring is currently used to determine the relative fitness of professional athletes.

Our Business Strategy

We have devoted substantially all of our efforts establishing a new business and while operations have commenced we have generated no revenue from our limited operations.  We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. We plan to take the following steps to implement our broad business strategy.  Our key commercial strategies post- CE approval will be as follows:

●
Develop our own specialty sales and marketing teams to market the sugarBEAT device in the European Union. We intend to develop specialty sales teams and/or enter into licensing agreements with established marketing companies for production and distribution of our product in the European Economic Area. We have a marketing rights agreement for the UK and Republic of Ireland with DB Pharma (Jersey) Ltd.

●
Expand the indications for which the sugarBEAT device may be used. We believe that the sugarBEAT device may offer other significant benefits other than those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics, and the monitoring of drugs. Initial proof of concept will be completed in laboratory settings followed by a clinical program.

●
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

Product Development

Management has extensive experience in regulatory and clinical development of diagnostic medical devices. We intend to take advantage of our extensive clinical research and development experience in the field of diagnostic medical devices in an attempt to increase the probability of product approval.  We believe that while the overall regulatory process for diagnostic medical devices for diabetes is currently similar to those governing other diagnostic devices, the development timelines may be significantly shorter. Whereas typical clinical trials involving pharmaceuticals must be monitored over long periods (often years), diagnostic medical devices for diabetes may take significantly less time to evaluate. This shortened clinical development time relative to pharmaceuticals is a function of the speed with which a diabetes diagnostic medical device can be tested and evaluated for its clinical output, in this case the accuracy with which it can trend blood glucose levels, which is in the order of several hours and days to see the end point, as compared to several months and years where drugs undergo clinical studies. Also, because the results of the absorption of glucose through the patch are instantaneous, the clinical trials do not initially require long term follow-up for primary endpoints that typically may take significant periods of time to evaluate. Accordingly, we believe our clinical trials may enroll quickly and that the evaluable data will be made available to us in similar fashion. When taken together, we believe our experience in the clinical development of diabetes diagnostic medical devices, familiarity with the regulatory approval process in the United Kingdom and the European Union and shorter development times may allow for our first product to emerge onto the commercial markets within 2 years.  As we continue to raise funds for marketing the device in some European Union territories, we will also collaborate with future licensees and marketing partners to achieve our product development and meet our projected milestones.

The table below provides our best estimate of our timeline.

Product Development Timelines

Milestone	Target Start Date	Target Completion Date
Submission for ethics approval for clinical testing
- complete technical dossier (including electrical safety test, industrial design, electronic design and software)
- Submission for ethics approval in India
	Submitted	Ethics approvals received
File algorithm patent (PCT/GB2013/051322) in all major global territories	September 1, 2014	Completed
Submission for first CE approval (with literature based clinical evaluation)	preparation ongoing	First CE Submission made – awaiting outcome of review
Completion of clinical studies in Type I and Type II diabetic subjects to define final device claims and for submission for CE mark approval with final device claims.	October 31, 2014	December 2015
Scale up commercial sensor/patch manufacturing	October 31, 2014	December 2015
Scale up device (watch) manufacturing	October 31, 2014	December 2015
Develop sales/marketing team for Europe (excluding the United Kingdom)	January 1, 2015	April 2016
Expand indications for the sugarBEAT device (up to proof of concept in a laboratory setting) - lactate monitoring - drug monitoring	April 1, 2015	April 2016
Acquisition and licensing of complementary technologies to be identified in the future	ongoing	ongoing

Market Opportunity for the Company's Products

According to the Diabetes Atlas published by the International Diabetes Federation (the "IDF"), there are approximately 382 million people in the world who have diabetes as of December 2013.  The IDF is predicting that by 2035 this will rise to 592 million people.  The number of people with type 2 diabetes is increasing in every country and currently eighty percent (80%) of people with diabetes live in low- and middle-income countries.  The greatest number of people with diabetes is between 40 and 59 years of age.
Statistics published by the IDF report that diabetes is a huge and growing problem, and the costs to society are high and escalating. In addition, Europe has the highest prevalence of children with type 1 diabetes.

Statistical Data for Diabetes in Europe

	2013	2035
Adult population (20-79 years, millions)	659	669
Diabetes (20 – 79 years)
Regional prevalence (%)	8.5	10.3
Comparative prevalence (%)	6.8	7.1
Number of people with diabetes (millions)	56.3	68.9
Impaired Glucose Tolerance (20 – 79 years)
Regional prevalence (%)	9.2	11.0
Comparative prevalence (%)	8.1	8.9
Number of people with IGT (millions)	60.6	73.7
Type 1 diabetes (0 – 14 years)
Number of children with type 1 diabetes (thousands)	129.4	-
Number of newly diagnosed cases per year (thousands)	20.0	-

Each year approximately 600,000 people die from diabetes in Europe.

Deaths From Diabetes

Europe has the highest incidence of children with type 1 diabetes according to data supplied from IDF.org. The top five countries for the number of people afflicted with diabetes in Europe are listed in the table below.

Top 5 Countries In Europe For People Afflicted With Diabetes 20-79 Years (2013)

Countries/Territories	Millions
Russian Federation	10.9
Germany	7.6
Turkey	7
Spain	3.8
Italy	3.6

Type 1 diabetes, once known as juvenile diabetes or insulin-dependent diabetes, is a chronic condition in which the pancreas produces little or no insulin, a hormone needed to allow sugar (glucose) to enter cells to produce energy. The far more common type 2 diabetes occurs when the body becomes resistant to the effects of insulin or doesn't make enough insulin.

Various factors may contribute to type 1 diabetes including genetics and exposure to certain viruses. Although type 1 diabetes typically appears during childhood or adolescence, it also can develop in adults.

Despite active research, type 1 diabetes has no cure, although it can be managed. With proper treatment, people who have type 1 diabetes can expect to live longer, healthier lives than they did in the past.  Type 1diabetes includes autoimmune type 1 diabetes (type 1a) which is characterized by having positive autoantibodies, as well as idiopathic type 1 diabetes (type 1b) where autoantibodies are negative and c-peptide is low.  Patients with type 1 diabetes (insulin dependent) require long term treatment with exogenous insulin and these patients perform self-monitoring of blood glucose (SMBG) to calculate the appropriate dose of insulin. SMBG is done by using blood samples obtained by finger sticks but frequent SMBG does not detect all the significant deviations in blood glucose, specifically in patients who have rapidly fluctuating glucose levels.

Type 2 diabetes, once known as adult-onset or noninsulin-dependent diabetes, is a chronic condition that affects the way your body metabolizes sugar (glucose), your body's main source of fuel. With type 2 diabetes, your body either resists the effects of insulin, a hormone that regulates the movement of sugar into your cells, or doesn't produce enough insulin to maintain a normal glucose level. Untreated, type 2 diabetes can be life-threatening.

More common in adults, type 2 diabetes increasingly affects children as childhood obesity increases. There's no cure for type 2 diabetes, but it can be managed by eating well, exercising and maintaining a healthy weight. If diet and exercise don't control the blood sugar, diabetes medications or insulin therapy may be required.

Each year, millions of patients undergo diabetes testing in the European Union and in the United States. The main reason for this testing is to detect and evaluate diabetes in patients with symptoms of diabetes. These studies provide clinical benefit in the initial evaluation of patients with suspected but unproven diabetes, and in those patients in whom a diagnosis of diabetes has been established and information on prognosis or risk is required.

We believe that our market opportunity is a direct function of the number of persons tested, diagnosed and treated for either type 1 or type 2 diabetes. The IDF indicates that the total world market opportunity for a continuous glucose monitoring device is in the billions of dollars and is projected to grow annually through the year 2035. We estimate the potential market opportunity five years following the approval of our first product at between $1 billion and $7 billion annually.

Market Opportunity

We do not believe it is possible to estimate the number of diabetes patients that undergo finger pricks or other types of invasive glucose monitoring. However we believe there is no product currently on the market that may allow for non-invasive continuous glucose monitoring.  We believe the sugarBEAT device may be readily adopted by the medical community for the assessment of a patient continuously.
We believe our non-invasive sugarBEAT device possesses many significant advantages and may represent an ideal device for the detection of discordances in an individual's blood sugar levels, and the identification of jeopardized hyper and hypo glycemic excursions. If approved for commercialization, we believe the sugarBEAT device may represent a best in class non-invasive continuous glucose monitoring device to reach those afflicted with diabetes.
Commercialization Plan
The Company intends to develop its products through the completion of stage II studies and/or stage III studies, designed to verify the claims that the device may be used as an adjunct to finger-stick measurement, at which point it will seek to partner with organizations that may facilitate the further development and distribution of its products. The Company intends also to seek early in the research and development cycle, strategic partners for programs that may fall outside of the Company's core competencies.

Competition

We expect to compete with several medical device manufacturing companies including Dexcom, Abbott, Echo and Medtronic, and our competitors may:

●  develop and market products that are less expensive or more effective than our future product;
●  commercialize competing products before we or our partners can launch any products developed by us;
●  operate larger research and development programs or have substantially greater financial resources than we do;
●  initiate or withstand substantial price competition more successfully than we can;
●  have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;
●  more effectively negotiate third-party licenses and strategic relationships; and
●  take advantage of acquisition or other opportunities more readily than we can.

We will compete for market share against large pharmaceutical and biotechnology companies, smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new products that will compete with ours, and these competitors may, and in certain cases do, operate larger research and development programs or have substantially greater financial resources than we do.

We believe that when the sugarBEAT device is approved for sales, it will be the current standard for companies that are engaged in the development and commercialization of diagnostic medical devices for diabetes continuous glucose monitoring. We do see competition coming from specific competitors for the sugarBEAT device.  It is difficult to analyze our  major competitors since there are no non-invasive diagnostic medical devices to continuously monitor blood glucose levels that have been approved and commercialized.  At the present time Echo Therapeutics, Inc.  (NASDAQ: ECTE) has submitted an application to the Conformite Europeenne (CE) Mark Technical File to its European Notified Body to obtain market approval for its Symphony CGM System in the hospital critical care environment.  This device is for continuous glucose blood level monitoring in a critical care environment in hospitals.  This device does require the removal of the top layer of skin.  As a result we do not believe this device to be a direct competitor to our product.

Competitor Data

Feature	Abbott FreeStyle Navigator	MiniMed Paradigm® REAL-Time System	MiniMed Guardian® REAL-Time System	DexCom™ SEVEN® PLUS
Availability	Across the EU	Across the EU	United States Only	Across the EU
CE approval	June 6, 2007	CE marked in 2012	Non CE approved as of June 2014	CE marked in 2009
Communicates with an insulin pump	No	Yes	No	No
Accuracy*	98% readings are clinically significant i.e. are accurate	98% readings are clinically significant i.e. are accurate	98% readings are clinically significant i.e. are accurate	98% readings are clinically significant i.e. are accurate
Skin-intrusive	yes – sensor inserted inside the skin	yes – sensor inserted inside the skin	yes – sensor inserted inside the skin	yes – sensor inserted inside the skin
Start-up Initialization Time	2 hours	2 hours	2 hours	2 hours
Calibration	Calibrate at 10, 12, 24 and 72 hours	First calibration is 2 hours after insertion. Second calibration within next 6 hours after first, then every 12 hours.	First calibration is 2 hours after insertion. Second calibration within next 6 hours after first, then every 12 hours.	Calibrate every 12 hours, first calibration must have 2 done within 30 minutes of each other.
Displays glucose numbers	Every 1 minute	Every 5 minutes	Every 5 minutes	Every 5 minutes
Compute Software	Freestyle CoPilot	Carelink™ Personal Software	Carelink™ Personal Software	DexCom Data Manager® 3 Software
Warranty	2 year warranty for receiver, 1 year warranty for transmitter	6 months on transmitter, 4 years on insulin pump	9 months on transmitter, 1 year on monitor	1 year warranty for receiver and transmitter
Regulatory Approvals	FDA and CE	FDA and CE	FDA	FDA and CE

* The (Clarke) Error Grid is a method for quantifying the clinical accuracy of the blood glucose reading by taking the patients' blood glucose reading measured using a standard finger prick test and comparing it with the reading provided by a glucose meter or other device; The closer the reading of the device with the finger-prick blood glucose value, the higher the accuracy of the device. The % accuracy quoted here is the % of the readings in the Clark Error Grid that are in zones A & B (i.e., in the clinically significant zone).

Business Overview

Our device has been electrically safety tested, and all biocompatibility conformance also demonstrated, against the relevant European Medical Device Directives. Batches of the device and patches have been  manufactured for the purposes of human clinical studies taking place between November 2014 and December 2015. Conformance notification was received from the Drug Controller General in India (DCGI) and ethics approval was received in multiple Clinical Centres in India, for testing the device in both Type I and Type II diabetic patients. Thus far over 100 patient days worth of data has been generated, involving at least 30 patients returning on 3 or 4 visits, each visit study duration lasting between 12 and 14 hours, with more than 1500 matched data points (i.e., >1500 finger prick tests conducted using the HemoCue blood glucose meter, to match >1500 CGM device readings). The results thus far indicate that the CGM accuracy in the Clark error Grid Zones A and B exceeds 90%, and no adverse events or skin irritation was recorded during the study.

Prior to selling our product commercially (product launch) we must complete key material points:
•
Completion of the technical dossier, documenting the entire design process including the industrial design, electronic design and software design for the final commercial product, incorporating the final aesthetics and materials for product launch.

•
Completion of human clinical studies in Type I and Type II diabetic patients against a defined clinical protocol, the outcome of which must support the claims for the device; additional ethics committee approvals and regulatory body approvals will be required if the device is to be tested in clinics other than those where ethics approval has already been obtained, or if clinical studies are planned in other countries, respectively.

•	CE approval in Europe and subsequent regulatory approvals in other territories; and
•
Prepare the patch (the patch is the sensor housing containing the sensor and has skin adhesive to stick the sensor/patch to the skin) and preparation of the device (the watch portion containing the electronics and software) for manufacturing for commercial sales, i.e., in large volumes. The patches (containing the sensors) and the device have been manufactured in small batches sufficient for clinical studies and laboratory testing. The scale up of the processes will be undertaken to mass-produce the sensors and patches and the devices in a scale that allows large volume batches to be produced cost effectively. This is necessary to ensure that the manufacturing costs of our products are minimized in order to effectively meet market demands.

Intellectual Property

The Company believes that clear and extensive patent coverage for its technologies is central to long-term success and will invest accordingly.  This applies to both domestic and international patent coverage.
A Patent and Know How License was entered into between The University of Bath ("Bath") and Nemaura Pharma Limited, a related company ("Pharma") on June 21, 2012 (the "License Agreement").  Under the terms of the License Agreement, Bath has granted to Pharma an exclusive license throughout the world to conduct research and make, use, sell, import and otherwise deal in products consisting of the self-calibrating iontophoresis-based technology for the transdermal measurement of certain physiological analytes, such as glucose, lactate and urea, in humans as described in patents owned by Bath and know-how provided by Bath.  Pharma shall develop and commercialize the licensed products and meet certain manufacturing and commercialization milestones.  If Pharma fails to meet the milestones, Bath has the right, but not the obligation, to give written notice to Pharma of the failure and provide Pharma with an additional four months to remedy such failure, and if it's not remedied within that time, Bath has the right to make the license non-exclusive in respect of those analytes for which the milestones have not been achieved.  If Bath fails to give such notice following six (6) months of the end of the cure period it shall be deemed to have waived its right to make the Licence non-exclusive.  To date we have not yet met two of the milestones with respect to the successful demonstration of a prototype device and regulatory approval of the first analyte in the field of use and that were scheduled for completion on December 31, 2012 and May 31, 2014, respectively.  As of the date hereof we have not received any written notice from Bath of the failure to meet the milestones or demand to cure such failure.  As consideration for the license, Pharma paid Bath an insignificant upfront fee, and shall make milestone payments and pay a royalty on gross receipts from income on the sales of the products.  The agreement shall terminate upon expiration of all the patents, unless earlier terminated by Bath, or by Pharma.  The last patent terminates on June 21, 2021.  We have the right to terminate this agreement upon three months' written notice and Bath may terminate immediately upon written notice due to the occurrence of certain events, including, without limitation, our failure to make payments under the agreement, a material breach under the agreement, a petition, notice, resolution or order made in connection with winding up our business or for the appointment of an administrator, and other triggering events.

In connection with the License Agreement, the parties also entered into a consulting agreement on June 21, 2012, whereby Bath will provide Pharma with consultants to provide services to facilitate the technology transfer and the commercial exploitation of the patents, know how or licensed products to measure glucose, lactate and urea in a clinical or home environment.  Pharma shall pay Bath a fixed hourly rate for the services provided by the consultant.  On July 9, 2014, the license agreement with Bath was assigned by Pharma to Dermal Diagnostics and Dermal Diagnostics assumed all rights and obligations thereunder.  At the time of the assignment of the license from Pharma to us, Bath had verbally agreed with us to extend the deadlines for achieving those milestones, but the new dates have not yet been determined and a formal written agreement has not yet been executed.  To date the technology underlying the Bath license agreement has not been, as is not required to be, incorporated into the Company's technology platform, which platform is sufficient for us to commercialize the sugarBEAT device.  Future milestone payments and royalties to Bath are payable only if the Company determines to utilize the Bath technology.

On May 8, 2014, NDM Technologies Limited, a related company, assigned the UK patent application 1208950.4 and International (PCT) patent application PCT/GB2013/051322 entitled "Cumulative Measurement of an Analyte" to DDL for a nominal consideration.  In addition, on May 8, 2014, Pharma , assigned the family of patents relating to the patents and patent applications entitled "Patches for Reverse Iontophoresis" to DDL for a nominal consideration.

Additionally a patent was filed on March 19, 2015, titled: Liquid containing skin patches. This patent strengthens the intellectual property position with respect to the sensor patch, and further details will be published in the last half of 2016. A further patent was filed on May 21, 2015, titled: Methods for determining concentration of substances in a subject. This will further strengthen the previously filed and published algorithm patent. This patent will be published in the last half of 2016.

Additionally a patent was filed on 19th March 2015, titled: Liquid containing skin patches. This patent strengthens the intellectual property position with respect to the sensor patch, and further details will be published in the last half of 2016. A further patent was filed on 21st May 2015, titled: Methods for determining concentration of substances in a subject. This will further strengthen the previously filed and published algorithm patent. This patent will be published in the last half of 2016.
These patent and license assignments cover all of the Company's lead technologies and include additional indications outside the field of diagnostic medical devices for diabetes. All the assignment documents have been submitted with this revision. The Company intends to take the lead in the preservation and/or prosecution of these patents and patent applications going forward as required.

EU 977280.6, CA 276331 US 13/002,012 HK 111094217.7 CH 200980130090-3 JP 2011-51599 IN 218-KOLNP/2011 AU 200965416 BR PI0915238-4
Patches for Reverse Iontophoresis*.  This family of patents sets out methods and apparatus for extracting glucose from the skin of the human in a non-invasive manner, without drawing blood and without the use of needles. The glucose is drawn out of the skin by applying a mild current to the skin which causes the glucose to exit via the pores in the skin and accumulate on to a patch that is adhered to the skin. The glucose levels on the patch are then measured using sensors.
Date first filed:  June 30, 2008, Expires June 29, 2028
Patents Granted in EU, China and Hong Kong.

UK 1208950.4 PCT/GB2013/051322
Cumulative Measurement of an Analyte. This patent provides a formula for calculating the amount of glucose extracted over a defined period of time by deducting the difference between two readings to allow rapid sensing without needing to deplete the analyte being measured. The patent has reached PCT stage and International filings will be made in September 2014.
Date first filed:  May 21, 2012, Expires May 20, 2032
Patents not yet granted in any territory.

WO 03/000340 US 7,555,337 CA 2,450,965 US 7,693,573
Method for non-invasively determining the relative level of two substances present in a biological system.  This patent uses the ratio of sodium that is present in the blood at near constant levels against other analytes such as glucose that are present in the blood at fluctuating concentrations, to calibrate the measured glucose levels without needing to take routine finger prick blood glucose measurements.
Date first filed: June 22, 2001, Expires June 21, 2021
All patents granted.

*  In reverse Iontophoresis two electrodes, small thin metal discs are positioned on the skin with a small gap of a few centimeters between the two electrodes. A small battery like that used in some watches is then attached to the electrodes, and when connected a small charge/current flows just below the skin that is in the region between the electrodes. As a result of this molecules such as glucose that are present just below the skin get pulled out of the skin with the flow of the charge/current to one of the electrodes.  A sensor present at that electrode measures the amount of glucose that has been pulled out of the skin with the flow of the charge/current. This is quantified and correlated with the blood glucose using a mathematical formula.

Our Patent Applications Pending:

Australian Patent Application 200965416
Brazilian Patent Application P10915328-4
Canadian Patent Application 2766331
Chinese Patent Application 200980130090.3
Indian Patent Application 218-KOLNP/2011
Japanese Patent Application 2011-51599
United Kingdom Patent Application 1208950.4
United Kingdom Patent Application GB1508754.7
United Kingdom Patent Application GB1504015.7

Clinical Trials

Our clinical testing is conducted by contract clinical research organizations in various centers around the world to cover a wide demographic – including the Middle East, Asia, and Europe – and  are managed by our in-house medical devices director. Trials are currently ongoing at 5 clinical centres in India, on a mixture of Type I and Type II diabetic patients. The patients are wearing the sugarBEAT device for periods of 12 to 14 hours, and blood finger prick measurements of glucose are being taken up to 25 times per 14 hour period, and correlated with the sugarBEAT device readings. This study is a 540 patient day study and is expected to be completed by the end of 2015.

Research and development

We expended approximately $891,000 and $384,000 in 2015 and 2014, respectively. We anticipate that  for the year ending March 2016, Research and Development expenditures will increase to achieve our CE mark for the device.

Development and clinical test costs in support of current product, as well as costs to file patents and revise and update previous filings on our technologies, will continue to be substantial.  Our principal product consists of the sugarBEAT device, and we continue to assess next steps to advance the product.  As we continue to evaluate commercialization options of this product, we will need to consider a number of alternatives, including capital raising or other transactions and partnering opportunities.

Manufacturing

Manufacturers for our sensors are Parlex (a division of Johnson Electrics), Isle of White, UK ; Polarseal Limited, Surrey, England for our patches; and CIL Limited located in Andover, UK for the manufacture of our electronics.

We expect to enter into the following types of agreements during the course of the year ending March 31, 2016:

-	Manufacturing agreements for the sensor manufacture
-	Manufacturing agreements for the patch manufacture
-	Manufacturing agreements for the CGM watch device manufacture

Sales and Marketing

An Exclusive Marketing Rights agreement for the UK and Republic of Ireland was signed on March 31, 2014 with Dallas Burston Pharma, a Jersey (Channel Island) based company who has pharmaceutical product marketing operations in the UK and has demonstrated a very successful model for the marketing of prescription medical products direct to general practitioners. We received a non-refundable upfront payment of $1.67 million  in return for providing the marketing company with the exclusive right to sell the sugarBEAT device in the UK and Republic of Ireland, both direct to consumer and through prescriptions by general practitioners. Subsequently, on April 4, 2014, a Letter of Intent was entered into outlining the basic terms of the cost at which the patches and watch will be supplied and minimum order quantities in the first two (2) years. The key terms of the Exclusive Marketing Rights Agreement and the Letter of Intent will be finalized and included in a Commercial Agreement that will be signed upon successful CE approval of the sugarBEAT device.  As set forth in the Letter of Intent, the term of the exclusive marketing rights is ten years, renewable annually for a fee.  Either party may terminate the agreement at the end of the term by providing 12 months prior written notice and the terminating party must pay four times annual product turnover or 10 times net profit, whichever is greater.

During this fiscal year we intend to enter into licensing agreements with business partners in Saudi Arabia, mainland Europe, and Hong Kong for the sale of the sugarBEAT device.

Regulatory matters

Government authorities in the United Kingdom and Wales and the European Union as well as other foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of medical devices, including patches and other pharmaceutical products. Our Patches for Reverse Iontophoresis in the United Kingdom and Wales will be subject to strict regulation and require regulatory approval prior to commercial distribution. The process of obtaining governmental approvals and complying with ongoing regulatory requirements requires the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals. If we fail to comply with applicable regulatory requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the authority's refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.  At this time we are not seeking FDA approval and we are not seeking to conduct clinical studies or to market the sugarBEAT device in the United States.

The European Commission on Public Health (the "ECPH") provides the regulation for the development and commercialization of new medical diagnostic devices.  Any medical device placed on the European market must comply with the relevant legislation, notably with Directive 93/42/EEC, with the active implantable devices Directive 90/385/EEC or with the in vitro devices Directive 98/79/EC. We must first determine whether the device we intend to manufacture or import falls under any of these directives.  All medical devices must fulfil the essential requirements set out in the above mentioned directives.  Where available relevant standards may be used to demonstrate compliance with the essential requirements defined in the devices Directives.

Manufacturers also need to determine the appropriate conformity assessment route. For devices falling under Directive 93/42/EEC other than custom-made devices and devices intended for clinical investigation, the conformity assessment route depends on the class of the device, to be determined in accordance with certain rules set forth in the directives.  Once the applicable class or list has been determined, manufacturers need to follow the appropriate conformity assessment procedure. Subject to the type of the device, this may require manufacturers to have their quality systems and technical documentation reviewed by a Notified Body before they can place their products on the market.  A Notified Body is a third party body that can carry out a conformity assessment recognized by the European Union. The Notified Body will need to assure itself that relevant requirements have been met before issuing relevant certification. Manufacturers can then place the CE marking on their products to demonstrate compliance with the requirements.

The CE approval is the process of achieving a mandatory conformity marking for the sugarBEAT device to allow it to be legally sold in the European Union. It is a manufacturers' declaration that the product meets the requirements of the applicable European laws. The process for the sugarBEAT device CE submission and approval will involve the following:

1.  The device is classified depending on certain categories described by the European Directive with Class I products being low risk (e.g band aid plasters), through Class III devices being the highest risk. The classes are Class I, IIa, IIb and III. Risk is based upon the potential harm to the patient should a problem arise with a product or its use. The sugarBEAT device is classed as a IIa device.

2.  A 'technical file' containing all of the information required to demonstrate that the product meets the essential requirements of the European directive will be prepared.  This includes information relating to performance and safety of the device such as product specifications, labeling, instructions for use, risk analysis and specific test information/clinical evidence relating to the product that support the claims being made for the product.

3.  Clinical evidence included in the technical file will demonstrate that the device is safe and meets defined performance requirements. This clinical evidence can be in the form of literature data where substantial published data exists that utilizes the same technique for glucose extraction and measurement (albeit in a different device format), or data from actual clinical studies performed using the sugarBEAT device. The first CE mark submission will be based on literature evaluation of 3rd party published clinical data available in the public domain. The final CE mark submission with final claims will be based on literature evaluation and actual clinical data from human clinical studies performed using the sugarBEAT device. The clinical data will be generated to show that the sugarBEAT device can trend blood glucose levels in a human subject by taking measurements up to 4 times per hour. The clinical trial data must demonstrate the sugarBEAT device blood glucose trend can be used to supplement normal finger prick measurements.

4.  The technical file will be assessed by an independent inspector (the Notified Body), regulated by the competent authority, (Medicines and Healthcare products Regulatory Agency, MHRA in the United Kingdom). The Notified Body (an organization in the European Union that has been accredited by a member state to determine whether a medical device complies with the European medical device directives), will then notify The European Commission on Public Health (the "ECPH") of the approval and a certificate will be issued to the company by the notified body and we will then be able to apply the CE mark to the device, and legally offer the product for sale in the European Economic Area (EEA).

5.  The review of the technical file typically takes a matter of days although the lead time can be 6-8 weeks depending upon the notified body, and approval is usually attained within 3 months of submission.

6.  Generating the information required to complete the technical file takes the most time and this information is collated throughout the product development cycle. Delays arise where the company has not consulted its Notified Body prior to technical file review and elements may require further detail before the Notified Body can confirm that the device meets the essential requirements. This could delay an approval process by several weeks or in more drastic cases by several months depending on the time taken to provide any additional information requested by the Notified Body. Nemaura has been in regular communication with the Notified Body throughout the development of the sugarBEAT device , and continues to do so for the forthcoming CE submissions.

Other Regulation in the United Kingdom and Wales and the EU

Healthcare Reimbursement

Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in many countries where we do business, including the United Kingdom and Wales. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products. Government programs, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for particular procedures or treatments. This has created an increasing level of price sensitivity among customers for products. Some third-party payers must also approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the medical devices or therapies. Even though a new medical product may have been cleared for commercial distribution, we may find limited demand for the product until reimbursement approval has been obtained from governmental and private third-party payers.

Environmental Regulation

We are also subject to various environmental laws and regulations both within and outside the United Kingdom and Wales. Like many other medical device companies, our operations involve the use of substances, including hazardous wastes, which are regulated under environmental laws, primarily manufacturing and sterilization processes. We do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position or cash flow. These laws and regulations are all subject to change, however, and we cannot predict what impact, if any, such changes might have on our business, financial condition or results of operations.

Foreign Regulation

Whether or not we obtain regulatory approval for a product, we must obtain approval from the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for EC approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement also vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorization applications under a decentralized procedure. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure, or called the MRP.

In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the prices which result from the regulatory approval process would be insufficient to generate an acceptable return to us or our collaborators.

Corporate Information

We are located at Charnwood Building Holywell Park, Ashby Road, Loughborough, Leicestershire, United Kingdom.  Our phone number is +44 1509 222912.

Employees

We currently employ 8 full-time employees. We believe our relationships with our employees are good.

Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended.  We maintain a website at http://www.nemauramedical.com.  These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC.  The information contained in, or that can be accessed through, the website is not part of this annual report.  These documents may also be found at the SEC's website at www.sec.gov.

ITEM 1A. — RISK FACTORS

If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.
Risks Related to Our Product Candidate and Operation

We are largely dependent on the success of our sole product candidate, the sugarBEAT device , and we may not be able to successfully commercialize this potential product.

We have incurred and will continue to incur significant costs relating to the development and marketing of our sole product candidate, the sugarBEAT device. We have not obtained approval to market this potential product in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize this product successfully.

If we fail to successfully commercialize our product(s), we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

If we fail to obtain regulatory approval of the sugarBEAT device or any of our other future products, we will be unable to commercialize these potential products.

The development, testing, manufacturing and marketing of our product is subject to extensive regulation by governmental authorities in Great Britain and the European Union. In particular, the process of obtaining CE approval by a Notified Body, a third party that can carry out a conformity assessment recognized by the European Union, is costly and time consuming, and the time required for such approval is uncertain. Our product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated for the CE. Such regulatory review includes the determination of manufacturing capability and product performance.

We can give no assurance that our current or future products will be approved by the European Union or Great Britain or any other governmental body. In addition, there can be no assurance that all necessary approvals will be granted for future products or that CE review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our product. Further failure to comply with applicable regulatory requirements can, among other things; result in the suspension of regulatory approval as well as possible civil and criminal sanctions.

Failure to enroll patients in our clinical trials may cause delays in developing the sugarBEAT device or any of our future products.

We may encounter delays in the development and commercialization, or fail to obtain marketing approval, of the sugarBEAT device or any other future products if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the severity of illness of the population, the size of the patient population, the nature of the clinical protocol, the proximity of patients to clinical sites, and the eligibility criteria for the trial and competing clinical trials. Delays in planned patient enrollment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Significant delays in clinical testing could materially adversely impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence and continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, delays in obtaining institutional review board approval to conduct a study at a prospective site and delays in recruiting patients to participate in a study.

Significant delays in testing or regulatory approvals for any of our current or future products, including the sugarBEAT device, could prevent or cause delays in the commercialization of such product candidates, reduce potential revenues from the sale of such product candidates and cause our costs to increase.

Our clinical trials for any of our current or future products may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these products or cease our trials.

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the applicable regulatory agency that the product is safe and effective. We do not know whether our future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Because our clinical trials for the sugarBEAT device may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product or cease our clinical trials. If this occurs, we may not be able to obtain approval for this product or our anticipated time to market for this product may be substantially delayed and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product.

If approved, the commercialization of our product, the sugarBEAT device, may not be profitable due to the need to develop sales, marketing and distribution capabilities, or make arrangements with a third party to perform these functions.

In order for the commercialization of our potential product to be profitable, our product must be cost-effective and economical to manufacture on a commercial scale. Subject to regulatory approval, we expect to incur significant sales, marketing, distribution, and to the extent we do not outsource manufacturing, manufacturing expenses in connection with the commercialization of the sugarBEAT device and our other potential products. We do not currently have a dedicated sales force or manufacturing capability, and we have no experience in the sales, marketing and distribution of medical diagnostic device products. In order to commercialize the sugarBEAT device or any of our other potential products that we may develop, we must develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. Developing a sales force is expensive and time-consuming, and we may not be able to develop this capacity. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable. Our future profitability will depend on many factors, including, but not limited to:

•  the costs and timing of developing a commercial scale manufacturing facility or the costs of outsourcing the manufacturing of the sugarBEAT device;
•  receipt of regulatory approval of the sugarBEAT device;
•  the terms of any marketing restrictions or post-marketing commitments imposed as a condition of approval by regulatory authorities;
•  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•  costs of establishing sales, marketing and distribution capabilities;
•  the effect of competing technological and market developments; and
•  the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Even if we receive regulatory approval for the sugarBEAT device or any other product candidates, we may never receive significant revenues from any of them. To the extent that we are not successful in commercializing our potential products, we will incur significant additional losses if we do not successfully commercialize our products.

Our proprietary rights may not adequately protect our intellectual property and product and if we cannot obtain adequate protection of our intellectual property and product, we may not be able to successfully market our product.

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our technologies and product. We will only be able to protect our technologies and product from unauthorized use by third parties to the extent that valid and enforceable patents cover them, or that other market exclusionary rights apply. While we have issued enforceable patents covering the sugarBEAT device, the patent positions of companies like ours can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies' patents has emerged to date in Great Britain and the European Union. The general patent environment outside the United States involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights would provide a sufficient degree of future protection that would permit us to gain or keep our competitive advantage with respect to this product and technology. Additionally, companies like ours are dependent on creating a pipeline of products. We may not be able to develop additional proprietary technologies or products that produce commercially viable products or that are themselves patentable.

Our issued patents may be subject to challenge and possibly invalidated by third parties. Changes in either the patent laws or in the interpretations of patent laws in Great Britain or the European Union or other countries may diminish the market exclusionary ability of our intellectual property.

In addition, others may independently develop similar or alternative technologies that may be outside the scope of our intellectual property. Should third parties obtain patent rights to similar technology, this may have an adverse effect on our business.

To the extent that consultants or key employees apply technological information independently developed by them or by others to our product, disputes may arise as to the proprietary rights of the information, which may not be resolved in our favor. Consultants and key employees that work with our confidential and proprietary technologies are required to assign all intellectual property rights in their discoveries to us. However, these consultants or key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors. If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming and the outcome would be unpredictable. In addition, courts in Great Britain and the European Union are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any contractual claim to this information, and our business could be harmed.

Our ability to commercialize our product will depend on our ability to sell such products without infringing the patent or proprietary rights of third parties. If we are sued for infringing intellectual property rights of third parties, such litigation will be costly and time consuming and an unfavorable outcome would have a significant adverse effect on our business.

Our ability to commercialize our product will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Third-party intellectual property in the field of diagnostic medical devices is complicated, and third-party intellectual property rights in this field are continuously evolving. We have not performed searches for third-party intellectual property rights that may raise freedom-to-operate issues, and we have not obtained legal opinions regarding commercialization of our product other than patent research prior to the filing of our patent applications, and search and examination reports from the respective patent examination offices.

In addition, because patent applications are published months after their filing, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. If a third-party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

•  infringement claims that, with or without merit, can be costly and time consuming to litigate, can delay the regulatory approval process and can divert management's attention from our core business strategy;
•  substantial damages for past infringement which we may have to pay if a court determines that our products or technologies infringe upon a competitor's patent or other proprietary rights;

•  if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights; and
•  Re-designing our process so that it does not infringe the third-party intellectual property, which may not be possible, or which may require substantial time and expense including delays in bringing our own products to market.

Such actions could harm our competitive position and our ability to generate revenue and could result in increased costs.

Nemaura Medical Inc. is an Emerging Growth Company (EGC) as defined under the Jumpstart Our Business Startups (JOBS) Act.

An "emerging growth company" is an issuer whose initial public offering was or will be completed after Dec. 8, 2011, and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. An issuer's EGC status terminates on the earliest of:

•  The last day of the first fiscal year of the issuer during which it had total annual gross revenues of $1 billion or more;
•  The last day of the fiscal year of the issuer following the fifth anniversary of the date of the issuer's initial public offering;
•  The date on which such issuer has issued more than $1 billion in non-convertible debt securities during the prior three-year period determined on a rolling basis; or
•  The date on which the issuer is deemed to be a "large accelerated filer" under the Exchange Act, which means, among other things, that it has a public float in excess of $700 million.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Company has elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

As an Emerging Growth Company our investors could suffer the loss of their investment in the event of a downturn of the economy, the loss of one or more of the Officers or Directors, broad market fluctuations, or revenues and operating results falling below our expectations.

If our product, the sugarBEAT device, does not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue, if any.

The sugarBEAT device that we developed may not achieve market acceptance among physicians, patients, third-party payers and others in the medical community. If we receive the regulatory approvals necessary for commercialization, the degree of market acceptance will depend upon a number of factors, including:

•  limited indications of regulatory approvals;
•  the establishment and demonstration in the medical community of the clinical efficacy and safety of our product and its potential advantages over existing diagnostic medical devices;
•  the prevalence and severity of any side effects;

•  our ability to offer our product at an acceptable price;
•  the relative convenience and ease of use of our product;
•  the strength of marketing and distribution support; and
•  sufficient third-party coverage or reimbursement.

The market may not accept the sugarBEAT device based on any number of the above factors. If the sugarBEAT device is approved, there may be other therapies available which directly compete for the same target market. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our product to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business.

We have no commercial manufacturing facility for our sugarBEAT device and no experience in manufacturing products for commercial purposes and the failure to find manufacturing partners or create a manufacturing facility ourselves could have an adverse impact on our ability to grow our business.

We have no commercial manufacturing facility for the sugarBEAT device and no experience in manufacturing commercial quantities of our product. As such, we are dependent on third parties to supply our product according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices. We cannot be sure that we will be able to obtain an adequate supply of our product candidates on acceptable terms, or at all.

Manufacturers supplying diagnostic medical devices must comply with regulations which require, among other things, compliance with evolving regulations under Medical Device Directives stipulated under ISO13485. The manufacturing of products at any facility will be subject to strict quality control, testing and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Both the sensor and patch manufacturing facilities for the sugarBEAT device are currently ISO13485 certified. We cannot guarantee that the facilities will continue to pass regulatory inspection, or that future changes to ISO13485 standards will not also affect the manufactures of the sensors and patches.

If we fail to attract and retain senior management, consultants, advisors and scientific and technical personnel, our product development and commercialization efforts could be impaired.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Dr. Dewan Fazlul Hoque Chowdhury, President, Chairman and Chief Executive Officer. Although we have entered into an employment agreement with Dr. Chowdhury, there is no assurance that he will remain in our employ for the entire term of such employment agreement. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product and other business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

In addition, we believe that we will need to recruit additional executive management and scientific and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. The inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our product and commercialization of our potential product and growth of our business.

We expect to expand our research, development, clinical research and marketing capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those potential products that we elect to commercialize independently or together with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to train qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plan or disrupt our operations.

We will need to raise additional funds in order to finance the anticipated commercialization of our product by incurring indebtedness, through collaboration and licensing arrangements, or by issuing securities which may cause dilution to existing stockholders, or require us to relinquish rights to our technologies and our product.

Developing our product, conducting clinical trials, establishing manufacturing facilities and developing marketing and distribution capabilities is expensive. We will need to finance future cash needs through additional public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. We cannot be certain that additional funding will be available to us on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product or grant licenses on terms that are not favorable to us.

We have a limited operating history and you should not rely on our historical financial data as an indicator of our future financial performance.

We have a limited operating history in the medical device industry. You should consider our business and prospects in light of the risks and difficulties we face with our limited operating history and should not rely on our past results as an indication of our future performance. In particular, we may face challenges in planning our growth strategy and forecasting market demand accurately as a result of our limited historical data and limited experience in implementing and evaluating our business strategies. If we are unable to successfully address these risks, difficulties and challenges as a result of our limited operating history, our ability to implement our strategic initiatives could be adversely affected, which may in turn have a material adverse effect on our business, financial condition, results of operations and prospects.

We have a history of losses and may not achieve or maintain profitability.

We have incurred net losses every year since our inception in 2009 and have not generated revenue from the period of our inception our inception from product sales or licenses to date. As of March 31, 2015, we had a deficit accumulated during since inception of approximately $4,062,000. We may expect to incur losses for the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

We currently have not generated any revenue from product sales and may never become profitable.

To date, we have generated no revenue for product sales and we do not know when or if our product will generate revenue. Our ability to generate revenue depends on a number of factors, including our ability to successfully complete clinical trials for the sugarBEAT device and obtain regulatory approval to commercialize these potential products. Even then, we will need to establish and maintain sales, marketing, distribution and to the extent we do not outsource manufacturing, manufacturing capabilities. We plan to rely on one or more strategic collaborators to help generate revenues in markets outside of Great Britain however, we cannot be sure that our collaborators, if any, will be successful. Our ability to generate revenue will also be impacted by certain challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries. These challenges include our ability to:

•  execute our business model;
•  create brand recognition;
•  manage growth in our operations;
•  create a customer base cost-effectively;
•  retain customers;
•  access additional capital when required; and
•  attract and retain key personnel.

We cannot be certain that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties. If we are unable to generate significant revenue, we may not become profitable, and we may be unable to continue our operations. Even if we are able to commercialize the sugarBEAT device, we may not achieve profitability for at least several years, if at all, after generating material revenue. Whilst , we believe that we have sufficient cash to fund operations through the fiscal year ending March 31, 2016, Nemaura Pharma Limited, a related company, has agreed to provide a loan facility should this be required to fund our operations through June 30, 2016.

Fluctuations in foreign exchange rates may adversely affect our financial condition and results of operations.

Our functional currency is the Great Britain Pound Sterling ("GBP").  The reporting currency is the United States dollar (US$).  Income and expenditures are translated at the average exchange rates prevailing during the reporting period.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Stockholder's equity is translated into United States dollars from GBP at historical exchange rates.  Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert GBP into foreign currencies and, if the GBP were to decline in value, reducing our revenue in U.S. dollar terms.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. We have not entered into agreements or purchased instruments to hedge our exchange rate risks. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Risks Related to Our Industry

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitor's market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our products, we may not achieve commercial success. For example, if approved, the sugarBEAT device's primary competition in the glucose monitoring device setting will be companies such as Abbott, Dexcom, Echo and Medtronic who produce glucose monitoring devices.   The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of our product to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

We expect to compete with several companies including Abbott, Dexcom, Echo and Medtronic, and our competitors may:

•  develop and market products that are less expensive or more effective than our future product;
•  commercialize competing products before we can launch any products developed from our product candidate;

•  operate larger research and development programs or have substantially greater financial resources than we do;
•  initiate or withstand substantial price competition more successfully than we can;
•  have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;
•  more effectively negotiate third-party licenses and strategic relationships; and
•  take advantage of acquisition or other opportunities more readily than we can.

We expect to compete for market share against large medical diagnostic device manufacturing companies, smaller companies that are collaborating with larger companies, new companies, and other public and private research organizations.

In addition, our industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our product discovery process that we believe we derive from our research approach and proprietary technologies.

The use of hazardous materials in our operations may subject us to environmental claims or liabilities.

Our research and development activities involve the use of hazardous chemical materials. Injury or contamination from these materials may occur and we could be held liable for any damages, which could exceed our available financial resources. This liability could materially adversely affect our business, financial condition and results of operations.

We are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We may be required to incur significant costs to comply with environmental laws and regulations in the future that could materially adversely affect our business, financial condition and results of operations.

If we fail to comply with extensive regulations enforced by regulatory agencies with respect to diagnostic medical device products, the commercialization of our product could be prevented, delayed or halted.

Research, preclinical development, clinical trials, manufacturing and marketing of our product is subject to extensive regulation by various government authorities. We have not received marketing approval for the sugarBEAT device. The process of obtaining the required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as:

•  the indication and claims of the diagnostic device;
•  the quality of submission relating to the product;
•  the product's clinical efficacy and safety;
•  the manufacturing facility compliance;
•  the availability of alternative devices;
•  the risks and benefits demonstrated in clinical trials; and
•  the patent status and marketing exclusivity rights of certain innovative products.

Any regulatory approvals that we or our partners receive for our product may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies. The subsequent discovery of previously unknown problems with the product, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the product and withdrawal of the product from the market.

Manufacturing, labeling, storage and distribution activities also are subject to strict regulation and licensing by government authorities. The manufacturing facilities for our product will be subject to periodic inspection by the regulatory authorities and from time to time, these agencies may send notice of deficiencies as a result of such inspections. Our failure or the failure of our manufacturing facilities, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the authorities, including the interruption or prevention of marketing, closure of our manufacturing facilities, and fines or penalties.

Regulatory authorities also will require post-marketing surveillance to monitor and report potential adverse effects of our product. If approved, any of our products' subsequent failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

Government policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to maintain regulatory compliance, we might not be permitted to market our product and our business could suffer.

In the future, we hope to distribute and sell our product outside of the United Kingdom and the European Union, which will subject us to further regulatory risk.

In addition to seeking approval from the United Kingdom and the European Union for the sugarBEAT device , we may seek regulatory approval from Saudi Arabia and the United Arab Emirates, to market the sugarBEAT device however there is no guarantee we will do so. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. The ability to market our product could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.  Marketing of our product in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

Market acceptance of our product will be limited if users are unable to obtain adequate reimbursement from third-party payers.

Government health administration authorities, private health insurers and other organizations generally provide reimbursement for products like our product and our commercial success will depend in part on these third-party payers agreeing to reimburse patients for the costs of our product. Even if we succeed in bringing our product to market, we cannot assure you that third-party payers will consider our product cost effective or provide reimbursement in whole or in part for its use.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Our product is intended to replace or alter existing therapies or procedures. These third-party payers may conclude that our product is less safe, effective or cost-effective than existing therapies or procedures. Therefore, third-party payers may not approve our product for reimbursement.

If third-party payers do not approve our product for reimbursement or fail to reimburse for them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payers make reimbursement available, these payers' reimbursement policies may adversely affect our ability and the ability of our potential collaborators to sell our product on a profitable basis.

The trend toward managed healthcare, the growth of organizations such as health maintenance organizations and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our product which could adversely affect our business, financial condition and results of operations.

In addition, legislation and regulations affecting the pricing of our product may change in ways adverse to us before or after the regulatory agencies approve our product for marketing. While we cannot predict the likelihood of any of these legislative or regulatory proposals, if any government or regulatory agencies adopt these proposals, they could materially adversely affect our business, financial condition and results of operations.

Product liability claims may damage our reputation and, if insurance proves inadequate, the product liability claims may harm our business.

We may be exposed to the risk of product liability claims that is inherent in the diagnostic medical device. A product liability claim may damage our reputation by raising questions about our product's safety and efficacy and could limit our ability to sell our product by preventing or interfering with commercialization of our product.

In addition, product liability insurance for our industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to obtain and maintain such insurance on acceptable terms or that we will be able to secure increased coverage if the commercialization of our product progresses, or that future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that any product liability coverage from any insurance policy and/or any rights of indemnification and contribution that we may have will offset any future claims. We currently do not maintain product liability insurance. A successful claim against us with respect to uninsured liabilities and not subject to any indemnification or contribution could have a material adverse effect on our business, financial condition and results of operations.

We could be negatively impacted by the application or enforcement of fraud and abuse laws, including anti-kickback laws and other anti-referral laws.

We are not aware of any current business practice which is in violation of any fraud and abuse law. However, continued vigilance to assure compliance with all potentially applicable laws will be a necessary expense associated with product development. For example, all product marketing efforts must be strictly scrutinized to assure that they are not associated with improper remunerations to referral sources in violation of any anti-kickback statutes. Remunerations may include potential future activities for our product, including discounts, rebates and bundled sales, which must be appropriately structured to take advantage of statutory and regulatory "safe harbors." From time to time we may engage physicians in consulting activities. In addition, we may decide to sponsor continuing medical education activities for physicians or other medical personnel. We also may award or sponsor study grants to physicians from time to time. All relationships with physicians, including consulting arrangements, continuing medical education and study grants, must be similarly reviewed for compliance with any anti-kickback statute to assure that remuneration is not provided in return for referrals. Patient inducements may also be unlawful. Inaccurate reports of product pricing, or a failure to provide a product at an appropriate price to various governmental entities, could also serve as a basis for an enforcement action under various theories.

Claims which are "tainted" by virtue of kickbacks or a violation of self-referral rules may be alleged as false claims if other elements of a violation are established. Because our potential customers may seek payments from healthcare programs for our product, even during the clinical trial stages, we must assure that we take no actions which could result in the submission of false claims. For example, free product samples which are knowingly or with reckless disregard billed to healthcare programs could constitute false claims. If the practice was facilitated or fostered by us, we could be liable. Moreover, inadequate accounting for or a misuse of grant funds used for product research and development could be alleged as a violation of relevant statutes.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change.

Risks Related to Our Common Stock

Our stock price may be volatile.

The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other diagnostic medical device company stocks. The volatility of pharmaceutical, biotechnology and other diagnostic medical device company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our Common Stock include:

•  results from and any delays in our clinical trials;
•  failure or delays in entering our product into clinical trials;
•  failure or discontinuation of any of our research programs;
•  delays in establishing new strategic relationships;
•  delays in the development or commercialization of our product;
•  market conditions in the diagnostic medical device sectors and issuance of new or changed securities analysts' reports or recommendations;
•  actual and anticipated fluctuations in our financial and operating results;
•  developments or disputes concerning our intellectual property or other proprietary rights;
•  introduction of technological innovations or new commercial products by us or our competitors;
•  issues in manufacturing our product;

•  market acceptance of our product;
•  third-party healthcare reimbursement policies;
•  regulatory actions affecting us or our industry;
•  litigation or public concern about the safety of our product; and
•  additions or departures of key personnel.

These and other external factors may cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock. In the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

We have not paid and may not pay any dividends on our Common Stock.
We have paid no dividends on our Common Stock to date and may not pay dividends to holders of our Common Stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

We are subject to the reporting requirements of federal securities laws. This can be expensive and may divert resources from other projects, and thus impairing our ability to grow.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act").  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of any Merger that may occur in the future) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes- Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company's internal control over financial reporting in its annual report, which contains management's assessment of the effectiveness of the company's internal control over financial reporting.  Our management has concluded that our internal control over our financial reporting is not effective. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Prior to 2014, we were  a private company with a short operating history and limited accounting personnel and other resources with which to address our internal control and procedures over financial reporting.  We have identified material weaknesses, which include (i) the limited segregation of duties and level of supervision and a lack of sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with our financial reporting requirements; (ii) limited reconciliations and board approval of related party transactions. We will continue to implement measures to remedy these material weaknesses as well as other deficiencies.  If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our commons stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

A limited trading market for our Common Stock may result in limited liquidity for shares of our Common Stock and significant volatility in our stock price.

Our Stock is quoted on the OTCBB The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price. As a result of the lack of trading activity, the quoted price for our Common Stock on the OTCBB is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our Common Stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

Our Common Stock will be deemed a "penny stock," which makes it more difficult for our investors to sell their shares.

Our Common Stock will be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

The interests of Mr. Chowdhury, or the controlling shareholders, may not always coincide with the interests of us and our other shareholders, and the controlling shareholders may exert significant control or substantial influence over us and may take actions that are not in, or may conflict with, public shareholders' best interests.

The controlling shareholders will control the exercise of voting rights of over 50 % of the shares eligible to vote in any of our annual or special meeting.  Therefore, these controlling shareholders will be able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets.  The controlling shareholders may cause us to take actions that are not in, or may conflict with, the interests of us or the public shareholders. In the case where the interests of the controlling shareholders conflict with those of our other shareholders, or if the controlling shareholders choose to cause us to pursue objectives that would conflict with the interests of our other shareholders, such other shareholders could be left in a disadvantageous position by such actions caused by the controlling shareholders and the price of our common stock could be adversely affected.

We are subject to the anti-takeover provisions of the Nevada Revised Statutes governing business combinations and control share acquisition.

Applicability of the Nevada business combination statute would discourage parties interested in taking control of our company if they cannot obtain the approval of our board of directors. These provisions could prohibit or delay a merger or other takeover or change in control attempt and, accordingly, may discourage attempts to acquire our company even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

The effect of the Nevada control share statute is that the acquiring person, and those acting in association with the acquiring person, will obtain only such voting rights in the control shares as are conferred by a resolution of the stockholders at an annual or special meeting of the stockholders. The Nevada control share law, if applicable, could have the effect of discouraging takeovers of our company based on our organizational structure.

We are subject to compliance with multiple tax jurisdictions

As we transact out of both the UK and United states we must comply with tax filing requirements in both jurisdictions.

The Company has relationships with related party companies

As we transact out of both the UK and United states we must comply with tax filing requirements in both jurisdictions. This increases the complexity of the filings required and risk of non-compliance.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Our offices are located at Charnwood Building Holywell Park, Ashby Road, Loughborough, Leicestershire, United Kingdom.  The offices house our headquarters; offices; laboratory; and small in-house manufacturing facility.  The monthly rent is $1,060.  The lease is for a term of 9 months, expiring on December 31, 2015.  We believe that we will be able to continue on a year to year lease for as long as necessary.

ITEM 3.   LEGAL PROCEEDINGS.

We do not know of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began quotation on the OTCBB under the symbol "NMRD" on November 4, 2014.  There has been limited  trading in our common stock, and as a result we don't have an established trading market.

As of May 20, 2015 we had approximately 82  holders on  record of our common stock.

Dividends

Since incorporation, we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Company's common stock will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

In March 2014, the Company issued 20 million shares in a private placement transaction for cash proceeds of $400,000. The issuances were made in reliance upon the exemption from registration under Regulations S, Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

Corporate Overview

Since inception we have devoted substantially all of our efforts establishing a new business and while operations have commenced we have generated no revenue from our limited operations.  We are a holding company for a diagnostic medical device company and a clinical trial company specializing in discovering, developing and commercializing diagnostic medical devices with initial applications in the area of diabetes.

The Company was organized on December 24, 2013 under the laws of the State of Nevada. Due to the corporate tax laws of the United Kingdom we have re-organized our corporate structure to provide the continuity of ownership of the common stock for our original incorporator and subsequent investors and protect their tax incentives for long term capital gain.

The additional companies which were incorporated were the following:

•	Dermal Diagnostics Limited, incorporated on January 20, 2009 was registered to hold the technology relating to the continuous glucose monitoring device and to raise funds for its development.
•
NDM Technologies Limited ("NDM"), incorporated February 19, 2010 was created to hold any new intellectual property developed by Pharma. All intellectual property that was registered to NDM was assigned to DDL.

•
Trial Clinic Limited, incorporated January 12, 2011 was created to manage clinical trials. TCL is 100% owned by DDHL however, TCL does not have a common shareholder base with Nemaura Pharma Limited. Dr. D. F. Chowdhury was not a shareholder of Trial Clinic Limited, prior to the acquisition of TCL by DDHL, but is a member of the board of directors of Trial Clinic Limited.

Affiliated Company Relationships

Nemaura Pharma Ltd. ("Pharma") was incorporated in November 2005. Through October 2013, all technology development and related transactions were incurred by Pharma.   As new technology platforms were invented and developed, additional companies were set up to contain these new technology platforms to aid in the process of raising further investments to progress the development of these subsequent technologies. However, due to the small size of the operations, low number of employees and laboratory and office space required, only one payroll was maintained initially.  Invoices were posted in Pharma and recharges were made as required. Recharges have included a proportion of the overhead allocated based on management's assessment.  Management believes that the allocation methodologies are reasonable and that the costs allocated are not materially different from what they would have been had Pharma not been an affiliated entity.

Dr. D. F Chowdhury and Mr. Bashir Timol are officers of Pharma.  However, Pharma is undergoing a management restructuring and a new management team will be in place by the end of 2015. The current management at DDL, including Dr. D. F. Chowdhury will allocate 15% of their time to oversee the current operations at Pharma and the implementation of the new management team and to provide ongoing support in an advisory role. The current laboratory facility will be split between Pharma and DDL, so each will have its own lease agreement and its own independent operating space and facility and equipment.  This activity will not lead to any significant expenditure as the facility and equipment already exist and will be merely physically partitioned.  Pharma is a drug delivery company, which means that its activities are entirely related to the delivery of drugs to the body of a human or animal subject.  DDL is a diagnostic company, which means it is entirely focused on extracting molecules from the human or animal subject and analyzing it to make a diagnosis or to monitor the level of a particular molecule such as glucose. These are two independent businesses engaged in different activities, therefore there is no conflict of interest between the two and management does not see any conflicts arising from the allocations of 15% of DDL management time to overseeing the operations of Pharma.

For the years ended March 31, 2015 and 2014, Nemaura Pharma paid Dr. Chowdhury $98,320 and $48,310 respectively.  These payments were solely for work that Dr. Chowdhury performed for Nemaura Pharma in his capacity as Manager.  These amounts have not been recharged to Nemaura Medical Inc. and are not included in our financial statements.

RESULTS OF OPERATIONS

Management's plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2015, the Company had approximate cash balances of $355,000, working capital of $644,000, total stockholders' deficit of $917,000 and an accumulated deficit of $4,062,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from grants and related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred. Whilst the Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and through March 31, 2016, Nemaura Pharma Limited, a related company, has agreed to provide a loan facility should this be required to fund our operations through June 30, 2016. The Company continues to explore obtaining additional financing.  The Company is closely monitoring its cash balances, cash needs and expense levels.

Management's strategic assessment includes the following potential options:

●	Obtaining regulatory approval for the sugarBEAT device;
●	pursuing additional capital raising opportunities;
●	exploring licensing opportunities; and
●	Developing the sugarBEAT device for commercialization.

Results of Operations
Year Ended March 31, 2015 Compared To The Year Ended March 31, 2014

Revenue

There was no revenue recognized in the years ended March 31, 2015 and March 31, 2014.  In 2014, we received an upfront non-refundable cash payment of approximately $1.67 million in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT device patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at March 31, 2015 and 2014, the cash payment became immediately available and is being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses
Research and development expenses were $824,503 and $383,857 for the years ended March 31, 2015 and 2014, respectively. The increase was due to clinical trials commencing with patients based in India using the sugarBEAT device device. In addition, to get the device ready for the clinical trials, work has taken place in house and using subcontractors.  We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $495,337 and $202,376 for the years ended March 31, 2015 and 2014, respectively.  General and administrative expenses increased by $292,961, or 145% due to consultancy costs  associated with our  listing on the OTCBB and increased salary costs in the Company.  We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy and legal fees associated with planned fundraising.

Other Comprehensive Income

For the years ended March 31, 2015 and 2014 other comprehensive income was $28,529 and $16,122 respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $4,061,730 through March 31, 2015.  We have historically financed our operations through the issuances of equity, UK government grants and contributions of services from related entities.
At March 31, 2015, the Company had net working capital of $644,130 which included cash of $354,749. The Company reported a net loss of $1,319,840 for the year ended March 31, 2015.
While our current cash level is sufficient for the completion of the clinical studies and the initial scale up of our manufacturing, our long term business plan is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

We believe the cash position as of March 31, 2015 is adequate for our current level of operations through fiscal year 2016, and for the achievement of certain of our product development milestones.  As discussed below, Nemaura Pharma has agreed to provide a loan facility should this be required to achieve these goals. Our plan is to utilize the cash on hand to complete the following:
-	Obtain CE regulatory approval in Europe allowing us to sell the sugarBEAT device in Europe, Hong Kong and Saudi Arabia, as an adjunct device for glucose monitoring.
-	Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.
Through March 31, 2015, we have advanced approximately $568,000 to Nemaura Pharma, of which approximately $505,000 was related to  clinical studies in Type I and Type II Diabetic Subjects.  Clinical studies commenced in late 2014 as part of a 540 patient day study, and is expected to be completed in calendar year 2015. $257,000  of the amounts advanced has been spent to date. At March 31, 2015 the net balance due  from Pharma of $193,000 includes the balance of $248,000 related to clinical trials and $55,000 balance due from Pharma in relation to non-clinical trials related invoices received in the year ended March 31, 2015. Whilst the Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and through March 31, 2016, Nemaura Pharma Limited, a related company, has agreed to provide a loan facility should this be required to fund our operations through June 30, 2016.

In March 2014 we received proceeds of approximately $400,000 in connection with the private placement of 20 million shares of our common stock.

Operating activities

Net cash consumed by our operating activities for the year ended March 31, 2015 was $1,432,863 which reflected our net loss of $1,319,840 and an increase in prepayments and other receivables of $407,805 and offset by an increase in accounts payable and accrued expenses of $117,226 and $170,000 respectively.

Net cash provided by our operating activities for the year ended March 31, 2014 was $1,504,830 which reflected our net loss of $586,233 which was offset by an increase in deferred revenue of $1,677,200 and contributed services by a related party of $420,401.

Net cash used in investing activities was $6,740 for the year ended March 31, 2015, which reflected the decrease in restricted cash of $85,462 and the purchase of intellectual property of $76,745 and property and equipment of $15,457.

Net cash used in investing activities was $97,889 for the year ended March 31, 2014, which reflected the increase in restricted cash of $85,462 and the purchase of intellectual property of $12,427.

For the year to March 31, 2015, there were no financing activities. Net cash provided by financing activities was $265,482 for the year ended March 31, 2014.   Net cash provided by financing activities represents proceeds from the issuance of common stock for cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
The Company's financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company's critical accounting policies follows:
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
Intangible Assets:    Intangible assets primarily represent legal costs and filings associated with obtaining patents on the Company's new discoveries. The Company amortizes these costs over the shorter of the legal life of the patent or its estimated economic life using the straightline method. The Company tests intangible assets with finite lives upon significant changes in the Company's business environment and any resulting impairment charges are recorded at that time.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEMAURA MEDICAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nemaura Medical Inc.

We have audited the accompanying consolidated balance sheets of Nemaura Medical Inc. and its subsidiaries (the "Company") as of March 31, 2015 and 2014, and the related consolidated statements of comprehensive income/(loss), changes in stockholders' equity/(deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nemaura Medical Inc. and its subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The Company has significant transactions and relationships with related parties that are described in Note 8 to the consolidated financial statements. It is possible that the terms of these transactions may not be the same as those that would result from transactions among unrelated parties.

/s/ GHP Horwath, P.C.
Denver, Colorado
June 23, 2015

NEMAURA MEDICAL INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of March 31,
	2015 ($)	2014 ($)

ASSETS
Current Assets:
Cash	354,749	1,873,141
Prepaid expenses and other receivables	164,004	20,390
Prepayment to related party	247,596	-
Total Current Assets	766,349	1,893,531

Other Assets:
Property and equipment, net	13,669	-
Intangible assets, net of accumulated amortization	133,090	70,781
Restricted cash	-	85,462
	146,759	156,243

Total assets	913,108	2,049,774

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	66,191	1,830
Other liabilities and accrued expenses	937	6,844
Amounts due to related party	55,091	-

Total current liabilities	122,219	8,674

Accrued expenses, net of current portion	170,000	-
Deferred revenue	1,538,300	1,667,200
	1,708,300	1,667,200

Total liabilities	1,830,519	1,675,874

Commitments and contingencies:

Stockholders' Equity (Deficit):

Common stock, $0.001 par value, 420,000,000 shares authorized and 200,000,000 shares issued and outstanding At March 31, 2015 and March 31, 2014, respectively	200,000	200,000

Additional paid in capital	2,924,672	2,924,672
Accumulated deficit	(4,061,730)	(2,741,890)
Accumulated other comprehensive income (loss)	19,647	(8,882)
Total stockholders' (deficit)/ equity	(917,411)	373,900
Total liabilities and stockholders' equity (deficit)	913,108	2,049,774

See notes to the consolidated financial statements

NEMAURA MEDICAL INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended March 31,
	2015 ($)	2014 ($)
Revenues
Total revenues	-	-

Operating Expenses:
Research and development	824,503	383,857
General and administrative	495,337	202,376
Total operating expenses	1,319,840	586,233

Loss from operations	(1,319,840)	(586,233)

Net Loss	(1,319,840)	(586,233)

Other comprehensive income/ (loss)
Foreign currency translation adjustment	28,529	16,122
Comprehensive loss	(1,291,311)	(570,111)

Loss per share
Basic and diluted	(0.01)	*

Weighted average number of shares outstanding	200,000,000	185,315,068

*  Per share amount is less than $0.01

See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 31, 2015 AND 2014

	Share capital ($)	Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Income ($)	Total Stockholders' Equity (Deficit) ($)

Balance at April 1, 2013	180,000	2,258,789	(2,155,657)	(25,004)	258,128

Common stock issued for cash, net of offering costs of $134,518	20,000	245,482	-	-	265,482
Contributed services by related party	-	420,401	-	-	420,401
Net loss	-	-	(586,233)	-	(586,233)
Other comprehensive income - foreign currency translation gain (loss)	-	-	-	16,122	16,122
Balance at March 31, 2014	200,000	2,924,672	(2,741,890)	(8,882)	373,900

Net loss	-	-	(1,319,840)	-	(1,319,840)
Other comprehensive income - foreign currency translation gain (loss)	-	-	-	28,529	28,529
Balance at March 31, 2015	200,000	2,924,672	(4,061,730)	19,647	(917,411)

See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2015 ($)	2014 ($)
Cash Flows From Operating Activities:
Net (loss)	(1,319,840)	(586,233)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,556	5,099
Contributed services by related party	-	420,401
Changes in assets and liabilities:
Prepaid expenses and other receivables	(407,805)	(19,898)
Accounts payable	117,226	8,261
Accrued expenses	170,000	-
Deferred revenue	-	1,677,200
Net cash (used in) provided by in operating activities	(1,432,863)	1,504,830

Cash Flows from Investing Activities:
Decrease/(Increase) in restricted cash	85,462	(85,462)
Purchase of intangible assets	(76,745)	(12,427)
Purchase of property and equipment	(15,457)	-
Net cash used in investing activities	(6,740)	(97,889)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	-	265,482
Net cash provided by financing activities	-	265,482
Net (decrease) increase in cash	(1,439,603)	1,672,423
Effect of exchange rate changes on cash	(78,789)	233
Cash and cash equivalents, beginning of period	1,873,141	200,485
Cash at end of period	354,749	1,873,141

See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES
Nemaura Medical Inc. ("Nemaura" or the "Company"), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system ("CGM"), named sugarBEAT. The sugarBEAT device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes, and may also be used to screen pre-diabetic patients. The sugarBEAT device extracts  analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and interpreted using a unique algorithm.

Nemaura is a Nevada holding company organized in 2013. Nemaura owns one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed ("RGL")on December 12, 2013.  Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation ("DDHL") formed on December 11, 2013, which in turn owns one hundred percent (100%) of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 ("DDL"), and one hundred percent (100%) of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 ("TCL").

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company's initial focus has been on the development of the sugarBEAT device, which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels.

The following diagram illustrates our corporate and shareholder structure as of March 31, 2015:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NOTE 2 – BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

(a)  Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and the Company's subsidiaries, DDL, TCL, DDHL and RGL. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and all significant intercompany balances and transactions have been eliminated on consolidation.

In the fourth quarter of fiscal 2015 the Company accrued consulting expenses of $170,000, for services received in fiscal 2015 in connection with the Company's listing on a U.S. capital market exchange.

In the quarter ending June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU has allowed the Company to remove the inception to date information and all references to development stage.

The functional currency for the majority of the Company's operations is the Great Britain Pound Sterling ("GBP"), and the reporting currency is the US Dollar.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

(b) Management's plans

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1,320,000 and net cash used in operations of approximately $1,433,000 for the year ended March 31, 2015, an accumulated deficit of approximately $4,062,000, and a total deficit of approximately $917,000 at March 31, 2015.

To date, the Company has in large part relied on equity funding to fund its operations and intends to pursue additional equity financing in the next twelve to eighteen months. The Company is also closely monitoring its cash and working capital balances that are to be used to complete current clinical studies that will enable the Company to obtain CE mark approval in Europe.

Whilst the Company believes that its current working capital position will be sufficient to meet its estimated cash needs for the remainder of 2015 and through March 31, 2016, Nemaura Pharma Limited, a related company, has agreed to provide a loan facility should this be required to fund the company's operations through June 30, 2016

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Cash and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Cash and cash equivalents consist primarily of cash deposits maintained in the United Kingdom. From time to time, the Company's cash account balances exceed amounts covered by the Financial Services Compensation Scheme. The Company has never suffered a loss due to such excess balances. The Company's restricted cash includes cash held in escrow with use restricted to certain future listing costs.

(b) Fair value of financial instruments

The Company's financial instruments primarily consist of cash and restricted cash, and accounts payable.  As of the year-end dates, the estimated fair values of non-related party financial instruments were not materially different from their carrying values as presented, due to their short maturities.

(c) Property and equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally four years for fixtures and fittings.

(d) Intangible assets

Intangible assets consist of licenses and patents associated with the sugarBEAT device  and are amortized on a straight-line basis, generally over their legal life.

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

The Company recognizes up front license payments as revenue upon delivery of the license only if the license has stand alone value to the customer. However, where further performance criteria must be met, revenue is deferred and recognized on a straight line basis over the period the Company is expected to complete its performance obligations.

Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the agreement.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended March 31, 2015 and 2014.

(h) Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of March 31, 2015 and 2014.

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

(j) Foreign currency translation

The functional currency of the Company is the Great Britain Pound Sterling ("GBP").  The reporting currency is the United States dollar (US$).  Stockholders' equity is  translated into United States dollars from GBP at historical exchange rates.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rates prevailing during the reporting period. The translation rates are as follows for each year end to March 31:

	2015	2014
Year end GBP : US$ exchange rate	1:1.5383	1:1.6672
Average period/yearly GBP : US$ exchange rate	1:1.599	1:1.588

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive income in Stockholders' Equity.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

(k) Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change.

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and is to be applied retrospectively unless an extension of the effective date is granted by FASB, including interim periods within that reporting period, using one of two prescribed retrospective methods.  Early adoption is not permitted.  The Company is currently in the process of evaluating the impact on its operations and consolidated financial statements, including the transition method.

In August 2014, the FASB issued ASU No. 2014-14, "Presentation of Financial Statements – Going Concern: Disclosures about an Entity's Ability to Continue as a Going Concern." The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company is currently assessing the impact of the adoption of the ASU No. 2014-15 on its financial position, results of operations and financial statements disclosures.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device  and related patches under its own brand in the United Kingdom and the Republic of Ireland. The Company received a non-refundable, up front cash payment of $1.67 million which is wholly non-refundable, upon signing the agreement. A supply cost for goods agreement will be finalized upon product approval and prior to launch, as part of the full commercial licensing agreement also to be signed closer to product approval and launch.

As the Company has continuing performance obligations under the agreement, the up front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the third party which specified a 10 year term.

NOTE 5 – CASH AND RESTRICTED CASH

As of March 31, 2015 and 2014, the Company held $354,749 and $1,873,141, respectively, in cash. At March 31, 2014, funds were also held in a restricted escrow account of $85,462, with use restricted to future listing costs. All amounts were released from escrow during the year ended March 31, 2015.

NOTE 6 – PROPERTY AND EQUIPMENT

As of March 31, 2015 property and equipment is summarized as follows. There was no property and equipment at March 31, 2014.

March 31, 2015 ($)
Fixtures and fittings	14,873
Less accumulated depreciation	(1,204)
13,669

NOTE 7 - INTANGIBLE ASSETS

As of March 31, 2015 and March 31, 2014 intangible assets are summarized as follows:

	March 31, 2015 ($)	March 31, 2014 ($)
Patents and licenses	150,798	87,655
Less accumulated amortization	(17,708)	(16,874)
	133,090	70,781

Estimated amortization expense is approximately $9,900 for each of the next five years.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

NOTE 8 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company's majority shareholder, DFH Chowdhury

Pharma has invoiced DDL and TCL for research and development services. In addition, certain operating expenses of DDL and TCL were incurred and paid by Pharma and NDM.  In accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin 55, these financial statements reflect all costs associated with the operations of DDL and TCL.  While certain costs incurred by Pharma and NDM are directly attributable to DDL and TCL, other costs were shared between the organizations.  In situations where the costs were shared, expense has been allocated between Pharma and NDM and DDL and TCL using a fixed percentage allocation.  Management believes the methodologies used are reasonable and that the costs allocated are not materially different from what they would have been had Pharma and NDM been unaffiliated entities. DDL and TCL advanced Pharma certain amounts to cover a portion of the costs.  For the year ended March 31, 2014, he remaining amounts were contributed to the Company in the form of contributed services.

Following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2015 and 2014.

	Year Ended March 31, 2015 ($)	Year Ended March 31, 2014 ($)
Balance due (to) Pharma and NDM at beginning of period	-	-
Amounts advanced to Pharma	567,633	325,092
Amounts received from Pharma	(7,692)	(149,280)
Reduction in prepayments to Pharma for clinical trials	(257,441)	-
Amount invoiced by Pharma to DDL and TCL	(106,193)	(557,670)
Expenses paid by Pharma on behalf of DDL and TCL	134	(28,574)
Intellectual property costs paid by Pharma on behalf of DDL and TCL	(946)	(7,327)
Capital contribution by Pharma (excess of expenses paid over amounts advanced)	-	420,401
Foreign exchange differences	(2,990)	(2,642)
Net balance due from Pharma and NDM at end of the period	192,505	-

Advances to Pharma as of March 31, 2015 includes $505,000 advanced in connection with the Company's clinical trials of which approximately $257,000 has been expensed during the year. The remaining  advances of approximately $248,000 are expected to be fully expensed in fiscal 2016, as clinical trials are completed. At March 31, 2015, the net balance due from Pharma is comprised of the remaining clinical trials advances of $248,000, net of $55,000 payable to Pharma for other amounts invoiced during the year.

In addition, the Company engaged a related party, One-E Consulting Limited, to provide certain consulting services in the amount of $4,453 related to the Company's public listing transaction.  Bashir Timol serves as Strategic Director of One-E Consulting Limited.  Mr. Timol is also a Director of the Company.

NOTE 9 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

British Virgin Islands

RGL is incorporated in the British Virgin Islands ("BVI"). Under the current laws of the BVI, RGL is not subject to tax on income or capital gains. In addition, upon payments of dividends by RGL, no BVI withholding tax is imposed.

UK

DDL, TCL and DDHL are all incorporated in the United Kingdom (UK) and the applicable UK statutory income tax rate for these companies is 20%.

For the year ended March 31, 2015, loss before income tax expense (benefit) arose in the UK and U.S. For the year ended March 31, 2014, loss before income tax expense (benefit) arose in the UK only.

	Year ended March 31,
	2015	2014
	$	$
Loss before income taxes arising in UK	(979,014)	(586,233)
Loss before income taxes arising in United States	(340,826)	-
Total loss before income tax	(1,319,840)	(586,233)

Reconciliation of our effective tax rate to income (loss) to the statutory U.S federal tax rate is as follows:

	Year ended March 31,
	2015		2014
	$		$
Loss before income taxes	(1,319,840)		(586,233)
Expected tax benefit	(449,000)	(34%)	(199,000)	(34%)
Foreign tax differential	133,000	10%	36,000	6%
Non-deductible expenses	-	-	49,000	9%
Enhanced research and development	(148,000)	(11%)	(68,000)	(12%)
Other	6,000	0%	(53,000)	(9%)
Change in valuation allowance	458,000	35%	235,000	40%

Actual income tax benefit	-	-	-	-

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of March 31,
	2015	2014
	$	$
Net operating tax loss carried forwards	879,000	421,000
Valuation allowance	(879,000)	(421,000)
Net deferred tax assets	-	-

For each of the years ended March 31, 2015 and 2014, the Company did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.
The Company mainly files income tax returns in the United States and the UK. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2013.   The UK tax returns for the Company's UK subsidiaries are open to examination by the UK tax authorities for the tax years beginning in January 20, 2009.
The Company has net operating losses (NOLs) of approximately $4.4  million at March 31, 2015. These NOLs may be carried forward indefinitely.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Mr. Dewan F.H, Chowdhury, who is our  Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2015:

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

•
Related party transactions. Specifically there are limited policies and procedures to ensure that financial statement disclosures reconcile fully to the underlying accounting records and that Board approval of these transactions is documented.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation of Material Weaknesses

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Directors

Name	Age	Position
Dewan Fazlul Hoque Chowdhury	42	Chief Executive Officer, President, Chairman and Director
Bashir Timol	40	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Dewan Fazlul Hoque Chowdhury. Dr. Chowdhury has been our President, Chief Executive Officer and a member of our board of directors since our incorporation on January 20, 2009.  He is in charge of research and development of our core technologies, product development, innovation and commercialization. He also coordinates and oversees legal compliance; development of the company mission; policy and planning.  Prior to establishing the Company, Dr. Chowdhury was the founder and CEO of Microneedle Technologies and Nemaura Pharma Limited where he played a pivotal role in the development, manufacture and launch of a microneedle device used in skin clinics, which is also currently being evaluated for skin cancer drug delivery. Dr. Chowdhury has been responsible for negotiating licensing deals for a transdermal patch to treat Alzheimer's disease. Additionally he was involved in negotiations for out-licensing patches to treat Parkinson's and Hypertension, and in-licensing complementary technologies.

Dr. Chowdhury originally trained as a pharmaceutical scientist, and has an MSc in Microsystems and Nanotechnology from Cranfield University, and a Doctorate from the University of Oxford on nano-drug delivery. His experience in the Pharmaceutical Industry includes product development; manufacturing; and technical and corporate management.

Bashir Timol. Mr. Timol has been a Director since Nemaura Medical Inc. was organized on December 24, 2013.  He has been a director of Dermal Diagnostics Limited from October 30, 2013. At Nemaura Mr. Timol is responsible for financial planning, business and market development and corporate strategies.  Mr, Timol possesses over 10 years' experience in food and beverage, franchise, and logistic operations.  His experience includes constructing sales contracts and having the responsibility for overseeing the key managers in the operation of a large scale retail food chain.  He has experience as an entrepreneur investing in and operating a number of retail food chains in the UK, including DIXY Chicken and Costa Coffee.  Prior to joining Nemaura Mr. Timol has been employed as a director at SABT 1 Ltd. since March of 2009 and One-E Group since January of 2007.  Mr. Timol holds a bachelor degree in Economics from the University of Central Lancashire, UK.
Executive Officers

Name	Age	Position
Kathryn Farrar	39	Director of Finance
Professor Karrar Khan	79	Director of Product Development
David Scott	64	Director of Commercial Development and Licensing
Dr. Richard Toon	45	Business and Technical Development Manager

Kathryn Farrar. Mrs Farrar has served as the Accounts Manager for Nemaura Pharma Limited, an affiliated company, on a part-time basis since January 2010.  Her responsibilities included the preparation and management of the accounts of Nemaura Pharma and related companies.  Mrs Farrar was also pivotal in supporting the preparations for the registration of the common stock of the company with the Securities and Exchange Commission.  She was appointed as Finance Director of Nemaura Medical Inc, in December 2014. Prior to her employment with Nemaura Pharma, from 1998 to 2009 she worked within the audit department at KPMG in the UK.  Mrs Farrar has been a chartered accountant since 2001. Ms. Farrar received a Degree and Masters in Chemistry from the University of Oxford in 1998.

Professor Karrar Khan. Professor Kahn received his BA in 1965 and his Ph.D. from Portsmouth University in 1973. His experience includes 20 years as Head of Pharmaceutical Development for Boots Pharmaceuticals and Knoll and two years as Director for OSI where he managed their pharmaceutical development, analytical operations and DMPK. His expertise ranges from development for phase 1 to phase 3- 4 and significant experience of bringing prescription and OTC products to market on a global level.  Professor Khan is a Qualified person under the EC Quality Assurance Directive. Professor Kahn will assist in product development and product strategies of the Company.  Professor Khan worked as a consultant for TauRx Therapeutics Limited from 2007 until the present.  He joined Nemaura Medical working for our wholly owned company Dermal Diagnostics Limited in October of 2009 and is the Product Development Director.

David Scott.  Mr. Scott is a trained chemist with a BSc in Chemistry from Nottingham University in 1972. He is a skilled negotiator who has closed a number of major deals for inward and outward licensing for pharmaceutical products, delivery systems and technologies. He has also provided licensing training for a number of multinational pharmaceutical companies and training organizations and has published numerous reports.  Mr. Scott will assist the Company in negotiating licensing contracts and development.  Mr. Scott is an accredited "Certified Licensing Professional".  He joined Nemaura Medical working for our wholly owned company Dermal Diagnostics Limited in September of 2009 and is currently the Director of Commercial Development and Licensing.

Dr. Richard Toon. Dr. Toon is a chartered chemist who originally trained as a synthetic chemist and more recently trained in law. He received his BSc from Nottingham University in 1995 and his PhD in Organic Chemistry from Loughborough University in 1999. More recently he received his Graduate Diploma Law (2004) from Nottingham Trent University when he focused his career has on commercial law activities, such as contract negotiation, intellectual property issues, and business development. Dr. Toon was a Research Specialist at 3M Healthcare from 2002 to 2009 then an Enterprise Business Manager at Keele University from 2009 to 2012.  Dr. Toon joined Nemaura Medical working for our wholly owned company Dermal Diagnostics Limited in October of 2010 and is our Business and Technical Development Manager.

Corporate Governance

We are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.  Further, we have not applied for a listing with a national securities exchange which has such requirements We have no independent directors on our Board of Directors as defined in Item 407 of Regulation S-K.  We have no standing committees regarding compensation, audit or other nominating committees.  At this time our entire Board of Directors is responsible for the duties and obligations of an Audit, Compensation and Nominating Committees.

In the future we will conduct our regular Board of Director meetings on the last business Friday of each quarter for the calendar year.  Each of our directors attended our previous meetings.

Stockholder Communications

In the future, when we hold annual shareholders' meetings, each shareholder will be given specific information on how he/she can direct communications to the Officers and Directors of the corporation.  All communications from shareholders will be relayed to the members of the Board of Directors
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company's directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the SEC), initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to year ended March 31, 2015, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company's equity securities.
Audit Committee
The Company has no audit committee and is not now required to have one, or an audit committee financial expert. At this time, our entire Board of Directors is responsible for the duties and obligations of the Audit Committee.

Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Ethics has been filed as part of our Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014). We intend to post amendments to, or waivers from a provision of, our Code of Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website.
ITEM 11.  EXECUTIVE COMPENSATION.
Summary Compensation Table
This table provides disclosure, for fiscal years 2015 and 2014 the compensation paid to DFH Chowdhury, the Company CEO. No other directors or officers have employment contracts with the Company. There are no benefits paid to DFH Chowdhury other than salary.

Named Executive Officer and Principal Position	Year	Salary ($)

DFH Chowdhury	2015	98,320
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer and Chairman	2014	48,310

The amount shown for the total salary paid to Dr. Chowdhury includes amounts paid since the inception of his employment   contract beginning November 1, 2013 through the year ended March 31, 2015 and amounts paid directly from Dermal Diagnostics Limited.  Under the executive employment agreement Dr. Chowdhury's annual salary was adjusted on a pro rata basis to reflect only work that was performed for Nemaura Medical Inc.

On November 1, 2013 we executed an employment contract with Dr. Chowdhury.  Dr. Chowdhury receives an annual salary of £90,000 pound sterling or $161,000 USD.  The disclosure set forth in the table reflects his pro rata compensation from November 1, 2013 through March 31, 2015. From  November 1, 2014, Dr Chowdhury worked full time for the company.

Dr. Chowdhury's contract is for an unspecified period.  He may leave the company with notice or the company may terminate his contract with notice.  Termination may be with or without cause.

Our contract with Dr. Chowdhury does not include any provision for stock options or equity incentives.

Mr Bashir Timol is our sole non-employee director. He does not receive compensation for serving on our Board of Directors.

Outstanding equity awards for 2015

We do not maintain an equity incentive plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth certain information as of May 13, 2015 regarding the beneficial ownership of our Common Stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our Common Stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person's address is c/o NEMAURA MEDICAL INC., Charnwood Building Holywell Park, Ashby Road, Loughborough, Leicestershire, United Kingdom LE11 3AQ. Shares of Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of May 13, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Beneficial Ownership

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Total Voting Power[1]
Chowdhury, Dewan F.H.	87,537,000	43.77%
Timol, Bashir	26,261,100	13.13%
Kathryn Farrar	3,000	[2]
Karrar Khan	3,000	[2]
David Scott	3,000	[2]
Richard Toon	3,000	[2]
Total Officers and Directors as a Group	113,810,100	56.90%
Holders of 5% or more of our Common Stock
Ismail, Sufyan	22,705,250	11.35%
[1] Based upon 200,000,000 shares of our Common Stock outstanding. [2] Holds less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company's majority shareholder, DFH Chowdhury

Pharma has invoiced DDL and TCL for research and development services. In addition, certain operating expenses of DDL and TCL were incurred and paid by Pharma and NDM.  In accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin 55, these financial statements reflect all costs associated with the operations of DDL and TCL.  While certain costs incurred by Pharma and NDM are directly attributable to DDL and TCL, other costs were shared between the organizations.  In situations where the costs were shared, expense has been allocated between Pharma and NDM and DDL and TCL using a fixed percentage allocation.  Management believes the methodologies used are reasonable and that the costs allocated are not materially different from what they would have been had Pharma and NDM been unaffiliated entities.  DDL and TCL advanced Pharma certain amounts to cover a portion of the costs.  For the year ended March 31, 2014, he remaining amounts were contributed to the Company in the form of contributed services.

Following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2015 and 2014.

	Year Ended March 31, 2015 ($)	Year Ended March 31, 2014 ($)
Balance due (to) Pharma and NDM at beginning of period	-	-
Amounts advanced to Pharma	567,633	325,092
Amounts received from Pharma	(7,692)	(149,280)
Reduction in prepayments to Pharma for clinical trials	(257,441)	-
Amount invoiced by Pharma to DDL and TCL	(106,193)	(557,670)
Expenses paid by Pharma on behalf of DDL and TCL	134	(28,574)
Intellectual property costs paid by Pharma on behalf of DDL and TCL	(946)	(7,327)
Capital contribution by Pharma (excess of expenses paid over amounts advanced)	-	420,401
Foreign exchange differences	(2,990)	(2,642)
Net balance due from Pharma and NDM at end of the period	192,505	-

.

Advances to Pharma as of March 31, 2015 includes $505,000advanced in connection with the Company's clinical trials of which approximately $259,000 has been expensed during the year. The remaining  advances of approximately $248,000 are expected to be fully expensed in fiscal 2016, as clinical trials are completed. At March 31, 2015, the net balance due from Pharma is comprised of the remaining clinical trials advances of $248,000, net of $55,000 payable to Pharma for other amounts invoiced during the year.

In addition, the Company engaged a related party, One-E Consulting Limited, to provide certain consulting services in the amount of $4,453 related to the Company's public listing transaction.  Bashir Timol serves as Strategic Director of One-E Consulting Limited.  Mr. Timol is also a Director of the Company.

Director Independence

We are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of our board of directors be independent. At this time, we do not have any independent directors

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
The Company selected the independent accounting firm of GHP Horwath, P.C. ("GHP") with respect to the audit of our financial statements for the year ended March 31, 2015.
During the years ended March 31, 2015 and 2014, we retained GHP to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:

	2015	2014

Audit Fees	$96,000	$67,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$96,000	$67,000

Audit fees in 2015 and 2014 relate to the financial statement audits and the quarterly reviews and assistance with the filing of registration statements on Forms S-1.
Audit Committee Pre-Approval Policy
Under provisions of the Sarbanes-Oxley Act of 2002, the Company's principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company's audit committee) must pre-approve the engagement of the Company's principal accountant to provide audit and permissible non-audit services. The Company's Board has not established any policies or procedures other than those required by applicable laws and regulations.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Exhibits:

Exhibit No.	Description
3.1*	Articles of Incorporation filed March 28, 2014 (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
3.2*	Bylaws (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
10.4*
Lease Agreement between Loughborough University and Nemaura Medical Inc. dated January 1, 2014. (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.5*
Employment Agreement dated November 1, 2013 between the Company and Dewan F.H. Chowdhury (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.10*+
Consultancy Agreement between The University of Bath and Nemaura Pharma Limited, dated June 21, 2012 (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.11*+
Patent and Know How License between The University of Bath and Nemaura Pharma Limited, dated June 21, 2012 (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.12*
Novation Agreement between The University of Bath, Nemaura Pharma Limited and Dermal Diagnostics Limited, dated July 9, 2014 (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.13*
Exclusive Rights License Agreement between Dallas Burston Pharma (DBP) Jersey Limited and Dermal Diagnostics Limited, dated March 31, 2014 (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.14*
Assignment Agreement between NDM Technologies Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.15*
Assignment Agreement between Nemaura Pharma Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.16*+
Letter of Intent from Dermal Diagnostics Limited to Dallas Burston Pharma (DBP) Jersey Limited, dated April 4, 2014 (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

14.1*	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant's Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss,  (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements

*Previously filed
+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 23, 2015 by the undersigned thereunto duly authorized.

NEMAURA MEDICAL, INC.

/s/ Dewan F.H. Chowdhury
DEWAN F.H. CHOWDHURY, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on June 23, 2015 in the capacities indicated.

Name	Position	Date

/s/ Dewan F.H. Chowdhury	President, Chief Executive Officer (Principal Executive Officer),	June 23, 2015
Dewan F.H. Chowdhury	Chief Financial Officer (Principal Financial and Accounting Officer and Chairman

/s/ Bashir Timol	Director	June 23, 2015
Bashir Timol