Form 10-Q
period 2015-06-30
Nemaura Medical Inc.
filed 2015-08-13
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2015
or
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

+ 00 44 1509 222912
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares of no par value common stock outstanding as of August 12, 2015 was 200,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS
NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2015 ($)	As of March 31, 2015 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	125,831	354,749
Paid expenses and other receivables	158,194	164,004
Prepayment to related party	69,802	247,596
Total Current Assets	353,827	766,349

Property and equipment, net	17,381	13,669
Intangible assets, net of accumulated amortization	180,644	133,090
	198,025	146,759

Total assets	551,852	913,108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	96,130	66,191
Other liabilities and accrued expenses	176,654	937
Amounts due to related party	55,693	55,091
Deferred revenue	38,875	-
Total current liabilities	367,352	122,219

Accrued expenses, net of current portion	-	170,000
Deferred revenue	1,516,125	1,538,300
	1,516,125	1,708,300

Total liabilities	1,883,477	1,830,519

Commitments and contingencies:

Stockholders' Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 200,000,000
shares issued and outstanding	200,000	200,000

Additional paid in capital	2,924,672	2,924,672
Accumulated deficit	(4,464,556)	(4,061,730)
Accumulated other comprehensive income	8,259	19,647
Total stockholders' deficit	(1,331,625)	(917,411)
Total liabilities and stockholders' equity (deficit)	551,852	913,108

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,
	2015 ($)	2014 ($)

Revenue:	-	-
Total revenue	-	-

Operating Expenses:
Research and development	264,279	162,486
General and administrative	138,547	106,764
Total operating expenses	402,826	269,250

Loss from operations	(402,826)	(269,250)

Net loss	(402,826)	(269,250)

Other comprehensive income:
Foreign currency translation adjustment	(11,388)	(4,011)
Comprehensive loss	(414,214)	(273,261)

Loss per share
Basic and diluted	*	*
Weighted average number of shares outstanding	200,000,000	200,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2015 ($)	2014 ($)

Cash Flows From Operating Activities:
Net Loss	(402,826)	(269,250)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,077	1,404
Changes in assets and liabilities:
Prepaid expenses and other receivables	9,085	(44,015)
Accounts payable and other liabilities	35,064	106,781
Prepayment to related party for clinical trials	177,794	(561,132)
Net cash used in operating activities	(176,806)	(766,212)

Cash Flows From Investing Activities:
Increase in restricted cash	-	(9,455)
Purchase of intangible assets	(48,611)	(1,373)
Purchase of property and equipment	(4,767)	-
Net cash used in investing activities	(53,378)	(10,828)

Cash Flows From Financing Activities:
Net cash provided by financing activities	-	-

Net decrease in cash	(230,184)	(777,040)
Effect of exchange rate changes on cash	1,266	15,593
Cash at beginning of period	354,749	1,873,141
Cash at end of period	125,831	1,111,694

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2015
 (Unaudited)

INTERIM FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Nemaura Medical Inc. ("Nemaura" or the "Company"), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system ("CGM"), named 'sugarBEAT' The sugarBEAT device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes, and may also be used  to  screen pre-diabetic patients. The sugarBEAT device  extracts  analytes, such as glucose, to the surface of the skin in a non-invasive manner to the surface of the skin where it is measured using unique sensors and interpreted using a unique algorithm.

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

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company's initial focus has been on the development of the CGM device, which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source, which can enable early detection of subtle changes in blood glucose levels.

The following diagram illustrates our corporate and shareholder structure as of June 30, 2015:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three  Months Ended June 30, 2015
(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

(a)   Basis of presentation:

The accompanying financial statements of Nemaura have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2015 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the Year Ended March 31, 2015.  The results of operations for the period ended June 30, 2015 are not necessarily an indication of operating results for the full year.

The Company's operations are conducted in the United Kingdom. Accordingly, the political, economic, and legal environments in the United Kingdom may influence the Company's business, financial condition, and results of operations.

The functional currency for the majority of the Company's operations is the Great Britain Pound Sterling ("GBP"), and the reporting currency is the US Dollar.

(b)   Management's plans:

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $403,000 and net cash used in operations of approximately $177,000 for the quarter ended June 30, 2015, an accumulated deficit of approximately $4,465,000, and a total deficit of approximately $1,332,000 at June 30, 2015.

Nemaura Pharma Limited, a related company, has agreed to provide a loan facility should this be required to fund the company's operations through September 30, 2016. The Company believes that this loan facility in addition to the current working capital position, will be sufficient to meet its estimated cash needs for the remainder of 2015 and through September 2016.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Foreign currency translation

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

The translation rates are as follows:

	June 30, 2015 (unaudited)	June 30, 2014 (unaudited)	March 31, 2015
Period end GBP : US$ exchange rate	1.555	1.688	1.538
Average period/yearly GBP : US$ exchange rate	1.543	1.676	1.599

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive income in Stockholders' Equity (Deficit).

(b)	Recent accounting pronouncements

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

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 31, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after December 15, 2015. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

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

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three months Ended June 30, 2015
(Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the CGM and related patches under its own brand in the United Kingdom and the Republic of Ireland. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.555 million and $1.538 million as of June 30, 2015 and March 31, 2015 respectively), which is wholly non-refundable, upon signing the agreement. A supply cost for goods agreement will be finalized upon product approval and prior to launch, as part of the full commercial licensing agreement also to be signed closer to product approval and launch.

As the Company has continuing performance obligations under the agreement, the upfront fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the third party, which specified a 10 year term. This relates to a Full Commercial Licensing agreement.

NOTE 5 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company's majority shareholder Dewan FH Chowdhury.

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

Following is a summary of activity between the Company and Pharma and NDM for the three months ended  June 30, 2015 (unaudited) and the year ended March 31, 2015:

	Three Months Ended June 30, 2015 (unaudited) ($)	Year Ended March 31, 2015 ($)
Balance due (to) Pharma and NDM at beginning of period	192,505	-
Amounts advanced to Pharma	-	567,633
Amounts received from Pharma	-	(7,692)
Reduction in prepayments to Pharma for clinical trials	(177,794)	(257,441)
Amounts invoiced by Pharma to DDL and TCL	-	(106,193)
Expenses paid by Pharma on behalf of DDL and TCL	-	134
Intellectual Property costs paid by Pharma on behalf of DDL and TCL	-	(946)
Foreign exchange differences	(597)	(2,990)
Balance due from (to) Pharma and NDM at end of the period	14,114	192,505

Advances to Pharma as of June 30, 2015 consist of amounts advanced in connection with the Company's planned clinical trials. The remaining advances  of  approximately $70,000 are expected to be fully expensed in the second quarter of fiscal 2015 through the next stage of clinical trials. At June 30, 2015, the net balance due from Pharma is comprised of the remaining clinical trials advances of approximately $70,000, net of approximately $56,000 payable to Pharma.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At June 30, 2015, the Company had cash of $125,831, a working capital deficit of $13,525, stockholders' deficit of $1,331,625 and an accumulated deficit of $4,464,556. To date, the Company has funded its operations through the issuances of equity, UK government grants and contributions of services from related entities.  The Company  expects  to  continue  to  incur  losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred.

Nemaura Pharma Limited, a related company, has agreed to provide a loan facility should this be required to fund our operations through September 2016. The Company believes that this loan facility in addition to the current working capital position, will be sufficient to meet its estimated cash needs for the remainder of 2015 and through September 2016.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. We are closely monitoring our cash balances, cash needs and expense levels.

Management's strategic plans include the following:

We have devoted substantially all of our efforts to establishing a new business and while operations have commenced we have generated no revenue from our limited operations.  We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. We plan to take the following steps to implement our broad business strategy.  Our key commercial strategies are as follows:

•   Develop our own specialty sales and marketing teams to market the sugarBEAT device in the European Union. We intend to develop specialty sales teams and/or enter into licensing agreements with established marketing companies for production and distribution of our product in the European Economic Area. We have a marketing rights agreement for the UK and Republic of Ireland with DB Pharma (Jersey) Ltd.

•   Expand the indications for which the sugarBEAT device may be used. We believe that the sugarBEAT device may offer other significant benefits other than those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics, and the monitoring of drugs. Initial proof of concept will be completed in laboratory settings followed by a clinical program.

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

Results of Operations

Comparative Results for the Three Months Ended June 30, 2015 and 2014

Revenue

In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the CGM and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the CGM patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at June 30, 2015, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $264,279 and $162,486 for the three month periods ended June 30, 2015 and 2014, respectively. The increase was due to clinical trials commencing with patients based in India using the sugarBEAT device. In addition, to get the device ready for the clinical trials, work has taken place in house and using subcontractors.  We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $138,546 and $106,764 for the three month periods ended June 30, 2015 and 2014, respectively.  General and administrative expenses increased by $31,782, primarily an increase in professional fees in order to pursue funding options. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Other Comprehensive Loss

For the periods ended June 30, 2015 and 2014, other comprehensive loss was $11,388 and $4,011 respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $4,464,556 through June 30, 2015 as technical development has continued. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

Our cash position was $125,831 as of June 30, 2015. Nemaura Pharma Limited, a related company, has agreed to provide a loan facility should this be required to fund our operations through September 2016. The Company believes that this loan facility will be sufficient to meet its estimated cash needs for the remainder of 2015 and through September 2016.

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

Net cash used by our operating activities for the three months ended June 30, 2015 was $176,806 which reflected our net loss of $402,826 together with an increase in accounts payable of $35,064 and a decrease in prepayments to a related party of $177,794.  Net cash used in operating activities for the period ended June 30, 2014 was $766,212, which reflected our net loss of $269,250 together with a prepayment to related party for clinical trials of $561,132 plus an increase in accounts payable of $106,781.

Net cash used in investing activities was $53,378 for the three months ended June 30, 2015, which primarily reflected expenditure on intellectual property.  For the three months ended June 30, 2014, net cash used in investing activities was $10,828.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

There was no cash used or provided by in financing activities during the three months ended June 30, 2015.

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

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the fiscal year ended March 31, 2015, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting.  We have begun to establish a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained.  As of the end of the period covered by this report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.

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

NEMAURA MEDICAL INC.

Dated: August 13, 2015	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer )

EXHIBIT INDEX

Exhibit No.	Description
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