Form 10-Q
period 2015-09-30
Nemaura Medical Inc.
filed 2015-11-12
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2015
or
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

The number of shares of common stock, par value $0.001 per share outstanding as of November 6, 2015 was 200,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2015 ($)	As of March 31, 2015 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	99,820	354,749
Prepaid expenses and other receivables	78,561	164,004
Prepayment to related party	-	247,596
Total Current Assets	178,381	766,349

Property and equipment, net	20,910	13,669
Intangible assets, net of accumulated amortization	180,278	133,090
	201,188	146,759

Total assets	379,569	913,108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	30,444	66,191
Other liabilities and accrued expenses	202,428	937
Amounts due to related party	310,711	55,091
Total current liabilities	543,583	122,219

Accrued expenses, net of current portion	-	170,000
Deferred revenue	1,564,800	1,538,300
	1,564,800	1,708,300

Total liabilities	2,108,383	1,830,519

Commitments and contingencies:

Stockholders' Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 200,000,000
shares issued and outstanding	200,000	200,000
Additional paid in capital	2,924,672	2,924,672
Accumulated deficit	(4,854,865)	(4,061,730)
Accumulated other comprehensive income	1,379	19,647
Total stockholders' deficit	(1,728,814)	(917,411)
Total liabilities and stockholders' equity (deficit)	379,569	913,108

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015 ($)	2014 ($)	2015 ($)	2014 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	330,735	251,333	595,014	413,819
General and administrative	59,574	104,552	198,120	211,316
Total operating expenses	390,309	355,885	793,134	625,135

Loss from operations	(390,309)	(355.885)	(793,134)	(625,135)

Net loss	(390,309)	(355,885)	(793,134)	(625,135)

Other comprehensive income:
Foreign currency translation adjustment	(6,880)	8,865	(18,268)	4,854
Comprehensive loss	(397,189)	(347,020)	(811,402)	(620,281)

Loss per share
Basic and diluted	*	*	*	*
Weighted average number of shares outstanding	200,000,000	200,000,000	200,000,000	200,000,000

* Per share amounts are less than $0.01
See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2015 ($)	2014 ($)

Cash Flows From Operating Activities:
Net Loss	(793,134)	(625,135)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,853	1,827
Changes in assets and liabilities:
Prepaid expenses and other receivables	108,831	(30,598)
Accounts payable and other liabilities	(6,549)	139,860
Prepayment to related party for clinical trials	229,547	(515,563)
Net cash used in operating activities	(452,452)	(1,029,609)

Cash Flows From Investing Activities:
Decrease in restricted cash	-	85,462
Purchase of property and equipment	(9,566)	(6,358)
Purchase of intangible assets	(50,859)	(22,679)
Net cash used in investing activities	(60,425)	56,425

Cash Flows From Financing Activities:
Loans from related party	254,673	-
Net cash provided by financing activities	254,673	-

Net decrease in cash	(258,204)	(973,184)
Effect of exchange rate changes on cash	3,275	7,345
Cash at beginning of period	354,749	1,873,141
Cash at end of period	99,820	907,302

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2015
 (Unaudited)

INTERIM FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Nemaura Medical Inc. ("Nemaura" or the "Company"), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system ("CGM"), named 'sugarBEAT.' The sugarBEAT device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes, and may also be used  to  screen pre-diabetic patients. The sugarBEAT device extracts  analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and interpreted using a unique algorithm.

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

The following diagram illustrates our corporate and shareholder structure as of September 30, 2015:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three  and Six Months Ended September 30, 2015
(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

(a)	Basis of presentation:

The accompanying financial statements of Nemaura have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2015 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the Year Ended March 31, 2015.  The results of operations for the period ended September 30, 2015 are not necessarily an indication of operating results for the full year.

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

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $793,000 and net cash used in operations of approximately $452,000 for the six months ended September 30, 2015, an accumulated deficit of approximately $4,855,000, and a total deficit of approximately $1,729,000 at September 30, 2015.

Nemaura Pharma Limited, a related company, has agreed to provide a loan facility to fund the Company's operations through December 31, 2016. The Company believes that this loan facility will be sufficient to meet its estimated cash needs for the remainder of 2015 and through December 2016. During the three month's ended September 30, 2015, the Company borrowed $255,000 under this loan facility.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2015
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Foreign currency translation

The functional currency of the Company is the Great Britain Pound Sterling ("GBP").  The reporting currency is the United States dollar (US$).  Stockholders' equity (deficit) is translated into United States dollars from GBP at historical exchange rates.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rates prevailing during the reporting period.

The translation rates are as follows:

	September 30, 2015 (unaudited)	September 30, 2014 (unaudited)	March 31, 2015
Period end GBP: US$ exchange rate	1.565	1.665	1.538
Average period/yearly GBP: US$ exchange rate	1.566	1.688	1.599

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

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2015
(Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the CGM and related patches under its own brand in the United Kingdom and the Republic of Ireland. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.565 million and $1.538 million as of September 30, 2015 and March 31, 2015 respectively), which is wholly non-refundable, upon signing the agreement. A supply cost for goods agreement will be finalized upon product approval and prior to launch, as part of the full commercial licensing agreement which will be signed closer to product approval and launch.

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

Following is a summary of activity between the Company and Pharma and NDM for the six months ended  September 30, 2015 (unaudited) and the year ended March 31, 2015:

	Six Months Ended September 30, 2015 (unaudited) ($)	Year Ended March 31, 2015 ($)
Balance due from (to) Pharma and NDM at beginning of period	192,505	-
Amounts advanced to Pharma	-	567,633
Amounts received from Pharma	(164,304)	(7,692)
Reduction in prepayments to Pharma for clinical trials	(247,596)	(257,441)
Amounts invoiced by Pharma to DDL and TCL	-	(106,193)
Expenses paid by Pharma on behalf of DDL and TCL	(90,369)	134
Intellectual Property costs paid by Pharma on behalf of DDL and TCL	-	(946)
Foreign exchange differences	(947)	(2,990)
Balance due from (to) Pharma and NDM at end of the period	(310,711)	192,505

At September 30, 2015, the net balance due to Pharma is comprised of loans from Nemaura Pharma and expenses paid by Pharma on behalf of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At September 30, 2015, the Company had cash of $99,820, working capital deficit of $365,202, stockholders' deficit of $1,728,814 and an accumulated deficit of $4,854,865. To date, the Company has funded its operations through the issuances of equity, UK government grants and contributions of services and loans from related entities.  The Company  expects  to  continue  to  incur  losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred.

Nemaura Pharma Limited, a related company, has agreed to provide a loan facility to fund our operations through November 2016. The Company believes that this loan facility will be sufficient to meet its estimated cash needs for the remainder of 2015 and through December 2016. During the three month's ended September 30, 2015, the Company borrowed $255,000 under this loan facility.

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

Results of Operations

Comparative Results for the Six Months Ended September 30, 2015 and 2014

Revenue

In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the CGM and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which includes securing the CE marking of the CGM patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at September 30, 2015, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $595,014 and $413,819 for the six month periods ended September 30, 2015 and 2014, respectively. The increase was due to clinical trials commencing with patients based in India using the sugarBEAT device. In addition, to get the device ready for the clinical trials, work has taken place in house and using subcontractors.  The subcontracted work has also been carried out to make further modifications to the device in order to improve its functionality. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $198,120 and $211,316 for the six month periods ended September 30, 2015 and 2014, respectively.  There have been no significant changes in costs over the two periods and the costs represent on going legal and professional costs associated with Nemaura Medical Inc. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Other Comprehensive Loss

For the periods ended September 30, 2015 and 2014, other comprehensive (loss)/ gain was ($18,268) and $4,854 respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended September 30, 2015 and 2014

Revenue

In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the CGM and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which includes securing the CE marking of the CGM patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at September 30, 2015, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $330,735 and $251,333 for the quarters ended September 30, 2015 and 2014, respectively. The increase is due to the increased activity, mostly subcontracted, relating to further development work on our sugarBEAT device. We expect research and development expenses to increase in future periods as we continue our clinical studies and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $59,574 and $104,552 for the three month periods ended September 30, 2015 and 2014, respectively.  General and administrative expenses decreased in 2015, primarily as a result of the stabilization of  compliance (legal and accounting) costs in the current quarter . We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.
Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $4,854,865 through September 30, 2015 as technical development has continued. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

Our cash position was $99,820 as of September 30, 2015. Nemaura Pharma Limited, a related company, has agreed to provide a loan facility to fund our operations through November 2016. The Company believes that this loan facility will be sufficient to meet its estimated cash needs for the remainder of 2015 and through November 2016. During the three months ended September 30, 2015, we borrowed $255,000 under this loan facility.

Whilst the loan facility from Nemaura Pharma Limited is sufficient for the next stage of clinical studies and the initial scale up of our manufacturing, the completion of those milestones by the stated product development target dates is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

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

Net cash used by our operating activities for the six months ended September 30, 2015 was $452,452 which reflected our net loss of $793,134 together with a decrease in prepayments and other receivables of $108,831, a decrease in accounts payable and other liabilities of $6,549 and a decrease in prepayments to a related party of $229,547.  Net cash used in operating activities for the period ended September 30, 2014 was $1,029,609, which reflected our net loss of $625,135 together with a prepayment to related party for clinical trials of $515,563 plus an increase in accounts payable of $139,860 and an increase in prepayments of $30,598.

Net cash used in investing activities was $60,425 for the six months ended September 30, 2015, which reflected expenditures on intellectual property and other assets.  For the six months ended September 30, 2014, net cash provided by investing activities was $56,425 due to the use of restricted cash funds of $85,462 in the period, less amounts spent on intellectual property and other assets.

Cash provided by  financing activities during the six months ended September 30, 2015 was $254,673, provided from loans from a related party.

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

Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

NEMAURA MEDICAL INC.

Dated: November 11, 2015	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer )

EXHIBIT INDEX

Exhibit No.	Document Description
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