Form 10-Q
period 2015-12-31
Nemaura Medical Inc.
filed 2016-02-11
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  December 31, 2015
or
☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-194857

Nemaura Medical Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	46-5027260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Advanced Technology Innovation Centre, Loughborough University Science and Enterprise Parks, 5 Oakwood Drive, Loughborough, Leicestershire LE11 3QF United Kingdom
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

The number of shares of common stock, par value $0.001 per share outstanding as of February 5, 2016 was 205,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of December 31, 2015 ($)	As of March 31, 2015 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	9,851,306	354,749
Prepaid expenses and other receivables	70,008	164,004
Prepayment to related party	-	247,596
Total Current Assets	9,921,314	766,349

Property and equipment, net	8,889	13,669
Intangible assets, net of accumulated amortization	171,801	133,090
	180,690	146,759

Total assets	10,102,004	913,108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	61,434	66,191
Other liabilities and accrued expenses	45,602	937
Amounts due to related party	485,904	55,091
Total current liabilities	592,940	122,219

Accrued expenses, net of current portion	-	170,000
Deferred revenue	1,521,000	1,538,300
	1,521,000	1,708,300

Total liabilities	2,113,940	1,830,519

Commitments and contingencies:

Stockholders’ Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 205,000,000
shares issued and outstanding (200,000,000 at December 31, 2014)	205,000	200,000
Additional paid in capital	12,919,672	2,924,672
Accumulated deficit	(5,183,649)	(4,061,730)
Accumulated other comprehensive income	47,041	19,647
Total stockholders’ equity (deficit)	7,988,064	(917,411)
Total liabilities and stockholders’ equity (deficit)	10,102,004	913,108

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015 ($)	2014 ($)	2015 ($)	2014 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	245,668	141,976	840,682	555,795
General and administrative	83,116	16,790	281,236	228,106
Total operating expenses	328,784	158,766	1,121,918	783,901

Loss from operations	(328,784)	(158,766)	(1,121,918)	(783,901)

Net loss	(328,784)	(158,766)	(1,121,918)	(783,901)

Other comprehensive income:
Foreign currency translation adjustment	45,662	24,580	27,394	29,434
Comprehensive loss	(283,122)	(134,186)	(1,094,524)	(754,467)

Loss per share
Basic and diluted	*	*	*	*
Weighted average number of shares outstanding	201,902,174	200,000,000	200,636,364	200,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2015 ($)	2014 ($)

Cash Flows From Operating Activities:
Net Loss	(1,121,918)	(783,901)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,448	5,536
Changes in assets and liabilities:
Prepaid expenses and other receivables	93,889	(21,721)
Accounts payable and other liabilities	77,904	49,035
Prepayment to related party for clinical trials	249,459	(494,491)
Net cash used in operating activities	(688,218)	(1,245,542)

Cash Flows From Investing Activities:
Decrease in restricted cash	-	85,462
Purchase of property and equipment	(5,606)	(57,222)
Purchase of intangible assets	(50,334)	(7,181)
Net cash used in investing activities	(55,940)	21,059

Cash Flows From Financing Activities:
Advances from related party	239,717	-
Proceeds from sale of common stock	10,000,000	-
Net cash provided by financing activities	10,239,717	-

Net increase (decrease) in cash	9,495,559	(1,224,483)
Effect of exchange rate changes on cash	988	(35,050)
Cash at beginning of period	354,759	1,873,141
Cash at end of period	9,851,306	613,608

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2015
 (Unaudited)

INTERIM FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Nemaura Medical Inc. (“Nemaura” or the “Company”), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system (“CGM”), named ‘sugarBEAT.’ The sugarBEAT device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes, and may also be used to screen pre-diabetic patients. The sugarBEAT device extracts analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and interpreted using a unique algorithm.

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

The following diagram illustrates our corporate and shareholder structure as of December 31, 2015:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2015
(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION AND MANAGEMENT’S PLANS

(a)	Basis of presentation:

The accompanying financial statements of Nemaura have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2015 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the Year Ended March 31, 2015.  The results of operations for the period ended December 31, 2015 are not necessarily an indication of operating results for the full year.

The Company’s operations are conducted in the United Kingdom. Accordingly, the political, economic, and legal environments in the United Kingdom may influence the Company’s business, financial condition, and results of operations.

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the US Dollar.

(b)	Management’s plans:

As reflected in the accompanying consolidated financial statements, the Company reported a net loss of approximately $1,122,000 and net cash used in operations of approximately $688,000 for the nine months ended December 31, 2015, an accumulated deficit of approximately $5,184,000, and  total equity of approximately $10,102,000 at December 31, 2015.

During the three months ended December 31, 2015, the Company received proceeds of $10 million from the sale of 5 million shares of common stock and warrants to acquire 10 million shares of common stock. The warrants are exercisable over 5 years commencing on the date the Company’s Common Stock is approved for listing on a national securities exchange and have an exercise price of $0.50 per share.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2015
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)            Foreign currency translation

The functional currency of the Company is the Great Britain Pound Sterling (“GBP”).  The reporting currency is the United States dollar (US$).  Stockholders’ equity (deficit) is translated into United States dollars from GBP at historical exchange rates.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rates prevailing during the reporting period.

The translation rates are as follows:

	December 31, 2015 (unaudited)	December 31, 2014 (unaudited)	March 31, 2015
Period end GBP : US$ exchange rate	1.521	1.567	1.538
Average period/yearly GBP : US$ exchange rate	1.530	1.601	1.599

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

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the CGM and related patches under its own brand in the United Kingdom and the Republic of Ireland. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.521 million and $1.538 million as of December 31, 2015 and March 31, 2015 respectively), which is wholly non-refundable, upon signing the agreement. A supply cost for goods agreement will be finalized upon product approval and prior to launch, as part of the full commercial licensing agreement which will be signed closer to product approval and launch.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2015
(Unaudited)

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

Following is a summary of activity between the Company and Pharma and NDM for the nine months ended December 31, 2015 (unaudited) and the year ended March 31, 2015:

	Nine Months Ended December 31, 2015 (unaudited) ($)	Year Ended March 31, 2015 ($)
Balance due from (to) Pharma and NDM at beginning of period	192,505	-
Amounts advanced to Pharma	-	567,633
Amounts received from Pharma	(239,717)	(7,692)
Reduction in prepayments to Pharma for clinical trials	(249,459)	(257,441)
Amounts invoiced by DDL to Pharma and NDM (sale of assets)	17,755	-
Amounts invoiced by Pharma to DDL and TCL	(226,148)	(106,193)
Expenses paid by Pharma on behalf of DDL and TCL	-	134
Intellectual Property costs paid by Pharma on behalf of DDL and TCL	-	(946)
Foreign exchange differences	19,160	(2,990)
Balance due from (to) Pharma and NDM at end of the period	(485,904)	192,505

At December 31, 2015, the net balance due to Pharma is comprised of advances  from Nemaura Pharma and expenses paid by Pharma on behalf of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At December 31, 2015, the Company had cash of $9,851,306, working capital surplus of $9,328,374, stockholders' surplus of $7,988,064 and an accumulated deficit of $5,183,649. To date, the Company has funded its operations through the issuances of equity, UK government grants and contributions of services and loans from related entities.  The Company  expects  to  continue  to  incur  losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. We are closely monitoring our cash balances, cash needs and expense levels.

During the three months ended December 31, 2015, the Company received proceeds of $10 million from the sale of common stock and warrants to purchase common stock.

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

Results of Operations

Comparative Results for the Nine Months Ended December 31, 2015 and 2014

Revenue

In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the CGM and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligation, which includes securing the CE marking of the CGM patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2015, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $840,682 and $555,795 for the nine month periods ended December 31, 2015 and 2014, respectively. The increase was due to clinical trials commencing with patients based in India using the sugarBEAT device. In addition, to get the device ready for the clinical trials, work has taken place in house and using subcontractors.  The subcontracted work has also been carried out to make further modifications to the device in order to improve its functionality. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $281,236 and $228,106 for the nine month periods ended December 31, 2015 and 2014, respectively.  There have been no significant changes in costs over the two periods and the costs represent on going legal and professional costs associated with Nemaura Medical Inc. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Other Comprehensive Loss

For the periods ended December 31, 2015 and 2014, other comprehensive gain was $27,394 and $29,434 respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended December 31, 2015 and 2014

Revenue

In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the CGM and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing the CE marking of the CGM patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2015, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $245,668 and $141,976 for the quarters ended December 31, 2015 and 2014, respectively. The increase is due to the increased activity, mostly subcontracted, relating to further development work on our sugarBEAT device. We expect research and development expenses to increase in future periods as we continue our clinical studies and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $83,116 and $16,790 for the three month periods ended December 31, 2015 and 2014, respectively.  General and administrative increased in 2015 due to the legal expenses incurred on behalf of the company. This is in connection with issue of stock and SEC compliance costs. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $5,183,649 through December 31, 2015 as technical development has continued. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

We continue to actively pursue various funding options, including equity offerings and debt financings, to obtain additional funds to continue the development of our products and bring them to commercial markets. There can be no assurance that we will be able to consummate any fund raising transactions on terms acceptable to us or at all.

During the three months ended December 31, 2015, the Company received proceeds of $10 million from the sale of common stock and warrants to purchase common stock.

Our cash position was $9,851,306 as of December 31, 2015.

The current cash position is sufficient for the next stage of clinical studies for the European CE Mark application, and the commercial manufacture scale-up of the devices for commercial launch in Europe.  The company will require additional funding for the purposes of conducting clinical studies in the USA and subsequent regulatory filings and commercial launch in the USA. This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones for US launch will be extended.
There are no assurances that we will be able to raise additional capital as may be needed and meet our projections for operating expenses for a US Product launch.
Net cash used by our operating activities for the nine months ended December 31, 2015 was $688,218 which reflected our net loss of $1,121,918 together with a decrease in prepayments and other receivables of $93,889, an increase in accounts payable and other liabilities of $77,904 and a decrease in prepayments to a related party of $249,459.  Net cash used in operating activities for the period ended December 31, 2014 was $1,245,542, which reflected our net loss of $783,901 together with an increase in prepayment to related party for clinical trials of $494,491 plus an increase in accounts payable of $49,035.

Net cash used in investing activities was $55,940 for the nine months ended December 31, 2015, which reflected expenditures on intellectual property of $50,334. For the nine months ended December 31, 2014, net cash provided by investing activities was $21,059 due to the use of restricted cash funds of $85462 in the period, less amounts spent on intellectual property and other assets.

Cash provided by financing activities during the nine months ended December 31, 2015 was $10,239,717, provided from advances  from a related party of $239,717 and  $10,000,000 received from the sale of common stock.

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

As a smaller reporting company we are not required to provide information required by this Item.

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

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the quarterly period ended December 31, 2015, we concluded there was a material weakness in the design and operating effectiveness of our internal control over financial reporting.  We have begun to establish a number of remediation measures, which we believe will remediate the material weaknesses identified, if such measures are effectively implemented and maintained.  As of the end of the period covered by the report, we continue the process of implementing and maintaining the remediation measures, but we cannot assure when or if we will be able to successfully implement these remedial measures.

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

None.

ITEM 1A.  RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This information was previously disclosed in a Current Report on Form 8-K, filed on December 2, 2015.

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

NEMAURA MEDICAL INC.

Dated: February 11, 2016	/s/ Dewan F. H. Chowdhury
Dewan F. H. Chowdhury
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer )

EXHIBIT INDEX

Exhibit No.	Description
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