Form 10-K
period 2016-03-31
Nemaura Medical Inc.
filed 2016-06-13
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————
FORM 10-K
——————
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-194857

NEMAURA MEDICAL, INC.
(Exact name of registrant as specified in its charter)
Nevada	46-5027260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Advanced Technology Innovation Centre,
Loughborough University Science and Enterprise Parks
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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.
The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on September 30, 2015 was $169,546,000.

The number of shares outstanding of the registrant's common stock, as of June 10, 2016 was 205,000,000.

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

These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Nemaura Medical’s actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Nemaura Medical believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond the control of Nemaura Medical, include, but are not limited to, obtaining regulatory approval for our sugarBEAT  device, conducting successful clinical trials, executing agreements required to successfully advance the Company's objectives; retaining the management and scientific team to advance the product; overcoming adverse changes in market conditions and the regulatory environment; obtaining and enforcing intellectual property rights;  obtaining adequate financing in the future through product licensing, public or private equity or debt financing or otherwise; dealing with general business conditions and competition; and other factors referenced herein in “Risk Factors.”

PART I

ITEM 1.    BUSINESS.

Corporate History and Restructuring

We are a holding corporation that owns one hundred percent (100%) of a diagnostic medical device company specializing in discovering, developing and commercializing specialty medical devices.  We were organized on December 24, 2013 under the laws of the State of Nevada.   \We own one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed on December 12, 2013.  Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation formed on December 11, 2013.  Dermal Diagnostics (Holdings) Limited  owns one hundred percent (100%) of the stock in Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009, and  one hundred percent (100%) of the stock in Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011.

In December 2013, we restructured the Company and re-domiciled as a domestic corporation in the United States.  The corporate re-organization was accomplished to preserve the tax advantages under the England and Wales tax laws for the benefit of the shareholders of both Dermal Diagnostics Limited (“DDL”) and Trial Clinic Limited (“TCL”).

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England. DDL was founded on January 20, 2009 to engage in the discovery, development and commercialization of diagnostic medical devices.

Our Products

The Company’s initial focus has been on the development of a novel continuous glucose monitoring (CGM) device which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source. CGM through a non-invasive patch can enable early detection of subtle changes in blood glucose levels. In 2015 we named our device ‘sugarBEAT.’ We currently have one (1) CGM watch product.  The sugarBEAT device is the packaging for the electronics that control and receive feedback from the “sensor-patch,” which is based on our core platform technology that has both granted and pending patents.  Additionally, we have identified the potential for the sugarBEAT device to be useful in mobile phone applications with wireless data transmission from the watch.

The device applies a very small electrical current to the skin, which leads to efficient extraction of glucose from the body into a chamber in the patch. The glucose sensor detects the level of glucose and stores the data on an internal memory platform, as well as displays the glucose reading on an LCD display.  An alarm is set-off when the reading is 'out of range'. The technique utilized in this device has been the subject of extensive studies with over twenty (20) clinical reports in the public domain, and is the only non-invasive technique to have been approved by both the FDA and EMEA (European Medicines Evaluation Agency). The effectiveness of the CGM device in blood sugar control facilitates therapeutic adjustments to avoid hypo-glycemic and hyper-glycemic excursions.

Additional applications for the sugarBEAT device may include:
• Mobile Phone Application – with wireless data transmission from watch;
• Development of a Web-server accessed by physicians and diabetic professionals to track the condition remotely thereby reducing healthcare costs and managing the condition more effectively;
• A complete virtual doctor that monitors a person’s vital signs and transmits results via the web; and
• With further investment, other patches can be developed which are able to measure alternative analytes, including lactate, uric acid, lithium and drugs.  This would be a step-change in the monitoring of conditions, particularly in the hospital setting.  Lactate monitoring is currently used to determine the relative fitness of professional athletes.

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. We have devoted substantially all of our efforts establishing a new business and while operations have commenced we have generated no revenue from our limited operations.   We plan to take the following steps to implement our broad business strategy.  Our key commercial strategies post-approval will first be implemented in  Europe and then in the USA, as follows:

• Develop our own specialty sales and marketing teams to market the sugarBEAT device in the European Union. We intend to develop specialty sales teams and/or enter into licensing agreements with established marketing companies for production and distribution of our product in the European Economic Area. We have a marketing rights agreement for the UK and Republic of Ireland (including the Isle of Man and the Channel Islands) with DB Pharma (Jersey) Ltd. We have also signed an agreement with Dallas Burston Pharma (Jersey) Limited to collaborate on the sale of the device to other European territories.

• Expand the indications for which the sugarBEAT device may be used. We believe that the sugarBEAT device may offer significant benefits other than those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for professional athletes, and the monitoring of drugs. We intend to complete initial proof of concept in laboratory settings followed by a clinical program.

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

Product Development

Management has extensive experience in regulatory and clinical development of diagnostic medical devices. We intend to take advantage of this experience in the field of diagnostic medical devices in an attempt to increase the probability of product approval.  We believe that while the overall regulatory process for diagnostic medical devices for diabetes is currently similar to those governing other diagnostic devices, the development timelines may be significantly shorter. Whereas typical clinical trials involving pharmaceuticals must be monitored over long periods (often years), diagnostic medical devices for diabetes may take significantly less time to evaluate. This shortened clinical development time relative to pharmaceuticals is a function of the speed with which a diabetes diagnostic medical device can be tested and evaluated for its clinical output, in this case the accuracy with which it can trend blood glucose levels, which is in the order of several hours and days to see the end point, as compared to several months and years when drugs undergo clinical studies. In addition, because the results are instantaneous, the clinical trials do not initially require long term follow-up for primary endpoints which otherwise would take significant periods of time to evaluate. Accordingly, we believe our clinical trials may enroll quickly and that the evaluable data will be made available to us quickly. We believe our world experience in the clinical development of diabetes diagnostic medical devices, our familiarity with the regulatory approval process in the United Kingdom and the European Union and shorter development times may allow for our first product to emerge onto the commercial markets by early 2017.  As we continue to raise funds for marketing the device in some European Union territories, we will also collaborate with future licensees and marketing partners to achieve our product development and meet our projected milestones.

The table below provides our best estimate of our timeline:

Product Development Timelines

Milestone	Target Start Date	Target Completion Date
Submission for ethics approval for clinical testing
- complete technical dossier (including electrical safety test, industrial design, electronic design and software)
- Submission for ethics approval in India
	Submitted	Ethics approvals received
File algorithm patent (PCT/GB2013/051322) in all major global territories	September 1, 2014	Completed
Submission for first CE approval (with literature based clinical evaluation)	preparation ongoing	First CE approval received
Completion of clinical studies in Type I and Type II diabetic subjects to define final device claims and for submission for CE mark approval with final device claims.	October 31, 2014	October 2016
Scale up commercial sensor/patch manufacturing	October 31, 2014	December 2016
Scale up device (watch) manufacturing	October 31, 2014	December 2016
Develop sales/marketing team for Europe (excluding the United Kingdom)	January 1, 2015	April 2017
Expand indications for the sugarBEAT device (up to proof of concept in a laboratory setting) - lactate monitoring - drug monitoring	April 1, 2015	April 2017
Acquisition and licensing of complementary technologies to be identified in the future	ongoing	Ongoing

Market Opportunity for the Company’s Products

According to the International Diabetes Federation Atlas (the “IDF”), there are approximately 382 million people in the world who have diabetes as of December 2013.  The IDF is predicting that by 2035 this will rise to 592 million people.  The number of people with type 2 diabetes is increasing in every country and currently eighty percent (80%) of people with diabetes live in low- and middle-income countries.  The greatest number of people with diabetes is between 40 and 59 years of age.

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

We believe that our market opportunity is a direct function of the number of persons tested, diagnosed and treated for either type 1 or type 2 diabetes. The IDF indicates that the total world market opportunity for a continuous glucose monitoring device is in the billions of dollars and is projected to grow annually through the year 2035. We estimate the potential market opportunity five years following the approval of our first product at between $1billion and $7 billion annually.

Market Opportunity

We do not believe it is possible to estimate the number of diabetes patients that undergo finger pricks or other types of invasive glucose monitoring. However, we are unaware of any  product currently on the market that may allow for non-invasive continuous glucose monitoring.  We believe the sugarBEAT device may be readily adopted by the medical community for continuous assessment of a patient.

We believe our non-invasive sugarBEAT device possesses many significant advantages and may represent an ideal device for the detection of discordances in an individual’s blood sugar levels, and the identification of jeopardized hyper and hypo glycemic excursions. If approved for commercialization, we believe the sugarBEAT device may represent a best in class non-invasive continuous glucose monitoring device to reach those afflicted with diabetes. While we cannot estimate the market share that our sugarBEAT device may capture, we believe  that the sugarBEAT device will capture a significant share of the non-invasive continuous glucose monitoring market.

Commercialization Plan

We intend to develop our products through the completion of stage II studies and/or stage III studies, designed to verify the claims that the device may be used as an adjunct to a finger-stick measurement, at which point we will seek to partner with organizations that may facilitate the further development and distribution of our products. We also intend  to seek strategic partners early in the research and development cycle for programs that may fall outside of our core competencies.

Competition

We expect to compete with several medical device manufacturing companies including Dexcom, Abbott, Echo and Medtronic.  Our competitors may:
• develop and market products that are less expensive or more effective than our future product;
• commercialize competing products before we or our partners can launch any products developed by us;
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

We anticipate that we will have competition from specific companies.  Although it is difficult to analyze our major competitors since currently there are no non-invasive diagnostic medical devices to continuously monitor blood glucose levels, we anticipate that specific companies may compete with us in the future. Echo Therapeutics, Inc.  (NASDAQ: ECTE) has developed the Symphony CGM System for use in the hospital critical care environment.  This device is for continuous glucose blood level monitoring in a critical care environment in hospitals.  This device does require the removal of the top layer of skin.  As a result we do not believe this device is a direct competitor of our product and there have been no  indications that it will receive product approval in Europe or US in the near term.

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
* The (Clarke) Error Grid is a method for quantifying the clinical accuracy of the blood glucose reading by taking the patients’ blood glucose reading measured using a standard finger prick test and comparing it with the reading provided by a glucose meter or other device; The closer the reading of the device with the finger-prick blood glucose value, the higher the accuracy of the device. The % accuracy quoted here is the % of the readings in the Clark Error Grid that are in zones A & B (i.e., in the clinically significant zone).

Regulatory Requirements

Our device has been electrically safety tested, and all biocompatibility conformance also demonstrated, against the relevant European Medical Device Directives. Batches of the device and patches were manufactured for human clinical studies that took place between November 2014 and December 2015. Conformance notification was received from the Drug Controller General in India (DCGI) and ethics approval was received in multiple clinical centres in India, for testing the device in both Type I and Type II diabetic patients. Thus far over 100 patient days worth of data has been generated, involving at least 30 patients returning on 3 or 4 visits, each visit study duration lasting between 12 and 14 hours, with more than 1500 matched data points (i.e., >1500 finger prick tests conducted using the HemoCue blood glucose meter, to match >1500 CGM device readings). The results thus far indicate that the CGM accuracy in the Clark error Grid Zones A and B exceeds 90%, and no adverse events or skin irritation was recorded during the study. A CE mark was approved for this clinical device. The device has since been upgraded to include wireless communication and also to reduce the device size and further clinical studies are ongoing to confirm the accuracy and absence of skin irritation after which a further CE submission will be made to include new claims.

Prior to launching commercial sales of our product we must complete key material points:

•	Completion of the technical dossier, documenting the entire design process including the industrial design, electronic design and software design for the final commercial product, incorporating the final aesthetics and materials for product launch.
•	Completion of human clinical studies in Type I and Type II diabetic patients against a defined clinical protocol, the outcome of which must support the claims for the device; additional ethics committee approvals and regulatory body approvals will be required if the device is to be tested in clinics other than those where ethics approval has already been obtained, or if clinical studies are planned in other countries, respectively.
•	CE approval in Europe and subsequent regulatory approvals in other territories with new claims; and
•	Prepare the patch (the patch is the sensor housing containing the sensor and has skin adhesive to stick the sensor/patch to the skin) and preparation of the device (the watch portion containing the electronics and software) for manufacturing for commercial sales, i.e., in large volumes. The patches (containing the sensors) and the device have been manufactured in small batches sufficient for clinical studies and laboratory testing. The scale up of the processes will be undertaken to mass-produce the sensors and patches and the devices in a scale that allows large volume batches to be produced cost effectively. This is necessary to ensure that the manufacturing costs of our products are minimized in order to effectively meet market demands.
Intellectual Property

Nemaura has retained Serjeants LLP in Leicester, UK as patent counsel with respect to  all matters relating to our technologies.  The Company believes that clear and extensive patent coverage for its technologies is central to long-term success and will invest accordingly.  This applies to both domestic and international patent coverage.

A Patent and Know How License was entered into between The University of Bath (“Bath”) and Nemaura Pharma Limited, a related company (“Pharma”) on June 21, 2012 (the “License Agreement”).  Under the terms of the License Agreement, Bath has granted to Pharma an exclusive license throughout the world to conduct research and make, use, sell, import and otherwise deal in products consisting of the self-calibrating iontophoresis-based technology for the transdermal measurement of certain physiological analytes, such as glucose, lactate and urea, in humans as described in patents owned by Bath and know-how provided by Bath.  Pharma shall develop and commercialize the licensed products and meet certain manufacturing and commercialization milestones.  If Pharma fails to meet the milestones, Bath has the right, but not the obligation, to give written notice to Pharma of the failure and provide Pharma with an additional four months to remedy such failure, and if it’s not remedied within that time, Bath has the right to make the license non-exclusive in respect of those analytes for which the milestones have not been achieved.  If Bath fails to give such notice following six (6) months of the end of the cure period it shall be deemed to have waived its right to make the Licence non-exclusive.  To date we have met two of the milestones with respect to the successful demonstration of a prototype device and regulatory approval (CE certification) of the first analyte in the field of use that were scheduled for completion on December 31, 2012 and May 31, 2014, respectively.  As of the date hereof we have not received any written notice from Bath of the failure to meet the milestones or demand to cure such failure.  As consideration for the license, Pharma paid Bath an insignificant upfront fee, and shall make milestone payments and pay a royalty on gross receipts from income on the sales of the products.  The agreement shall terminate upon expiration of all the patents, unless earlier terminated by Bath, or by Pharma.  The last patent terminates on June 21, 2021.  We have the right to terminate this agreement upon three months’ written notice and Bath may terminate immediately upon written notice due to the occurrence of certain events, including, without limitation, our failure to make payments under the agreement, a material breach under the agreement, a petition, notice, resolution or order made in connection with winding up our business or for the appointment of an administrator, and other triggering events.

In connection with the License Agreement, the parties also entered into a consulting agreement on June 21, 2012, whereby Bath will provide Pharma with consultants to provide services to facilitate the technology transfer and the commercial exploitation of the patents, know how or licensed products to measure glucose, lactate and urea in a clinical or home environment.  Pharma shall pay Bath a fixed hourly rate for the services provided by the consultant.  On July 9, 2014, the license agreement with Bath was assigned by Pharma to Dermal Diagnostics and Dermal Diagnostics assumed all rights and obligations thereunder.  At the time of the assignment of the license from Pharma to us, Bath had verbally agreed with us to extend the deadlines for achieving those milestones, but the new dates have not yet been determined and a formal written agreement has not yet been executed.  To date the technology underlying the Bath license agreement has not been, as is not required to be, incorporated into the Company’s technology platform, which platform is sufficient for us to commercialize the sugarBEAT device.  Future milestone payments and royalties to Bath are payable only if the Company determines to utilize the Bath technology.

On May 8, 2014, NDM Technologies Limited, a related company, assigned the UK patent application 1208950.4 and International (PCT) patent application PCT/GB2013/051322 entitled “Cumulative Measurement of an Analyte” to DDL for a nominal consideration.  In addition, on May 8, 2014, Pharma, assigned the family of patents relating to the patents and patent applications entitled “Patches for Reverse Iontophoresis” to DDL for a nominal consideration.

These patent and license assignments cover all of our lead technologies and include additional indications outside of the field of diagnostic medical devices for diabetes. We intend to take the lead in the preservation and/or prosecution of these patents and patent applications going forward as required.

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
Date first filed:  June 30, 2008, Expires June 29, 2028
Patents Granted in EU, China and Hong Kong.

UK 1208950.4 PCT/GB2013/051322
Cumulative Measurement of an Analyte. This patent provides a formula for calculating the amount of glucose extracted over a defined period of time by deducting the difference between two readings to allow rapid sensing without needing to deplete the analyte being measured. The patent has reached PCT stage and International filings were made in September 2014, covering several territories including Japan, Europe, Canada, USA and China.
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
Japanese Patent Application 2011-51599
United Kingdom Patent Application 1208950.4
United Kingdom Patent Application GB1508754.7
United Kingdom Patent Application GB1504015.7

Clinical Trials

Our clinical testing is conducted by contract clinical research organizations in various centres around the world to cover a wide demographic – including the Middle East, Asia, and Europe – and ismanaged by our in-house medical devices director. Trials are currently ongoing at five clinical centres in India, on a mixture of Type I and Type II diabetic patients. The patients are wearing the sugarBEAT device for periods of 12 to 14 hours, and blood finger prick measurements of glucose are being taken up to 25 times per 14 hour period, and correlated with the sugarBEAT device readings.

We have had a pre-submission meeting with the FDA whereby the regulatory approval route has been defined by the FDA as being PMA. We have a further meeting scheduled in late June 2016 to discuss our Clinical Plan with the FDA, which has been submitted to them, to ensure discuss  the proposed clinical strategy. This includes device and patch use in both a clinical setting as well as a home setting.

Research and development

We spent approximately $1,028,224 and $824,503 in 2016 and 2015, respectively on research and development. We anticipate that for the year ending March 2017, research and development expenditures will increase to further develop the device for commercial launch in the UK and Europe.

Development and clinical test costs in support of our current product, as well as costs to file patents and revise and update previous filings for our technologies, will continue to be substantial as we assess the next steps to advance the product.

Current Development and Commercial Status

The original version of our CGM device consisted of a device designed for clinical use, which was directly connected to a patch containing a sensor. This device did not have any wireless methods of data transport and all data transport was using a USB cable. The clinical device has been further developed and is available in two variants for all future applications:
1. The first of these variants consists of a patch containing a sensor that is applied to the skin. Glucose is extracted from the skin into the patch and the raw data is wirelessly sent to a reader. This reader may be a discrete hand held device specifically produced for the sugarBEAT or it may be a smart phone or smart watch. The reader processes the raw data using algorithms and presents these as glucose readings.
2. The second variant consists of a watch-like device with a screen, and the device directly connects to the patch containing a sensor (using a wire) and provides direct glucose readings on the screen.
We have undertaken a CE approval, which is the process to achieve a mandatory conformity marking for the sugarBEAT device to allow it to be legally sold in the European Union. It is a manufacturers declaration that the product meets the requirements of the applicable European laws.  In 2015 we applied to obtain the CE approval for our clinical CGM sugarBEAT system.  The application was successful and the CE certification was approved and granted in February 2016.
Since our first CE mark application for sugarBEAT, we have created a new version of the CGM, variants 1 and 2 described above.  The two key differences being firstly the new devices are smaller than the first device produced, and secondly the new devices have wireless communication means in the form of Bluetooth. It is our intent to submit a new CE mark application by November 30, 2016 for both variants of the new device.  Although at this time we may not seek to commercially market and sell the initial sugarBeat device, we may continue to use it in clinics, or sell it as an introductory product in the event there are delays in securing CE approval of the variants for the new version of the CGM.
Our Business Strategy
We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. We plan to take the following steps to implement our broad business strategy.  Our key commercial strategies are:
•
Develop our own specialty sales and marketing teams to market the sugarBEAT device in the European Union. We intend to develop specialty sales teams with our Joint Venture partner for the EU territory, for the distribution of our product in the European Economic Area, excluding the UK, Channel Islands, the Isle of Man and Republic of Ireland. We have a marketing license agreement for the UK, the Channel Islands, the Isle of Man and the Republic of Ireland with Dallas Burston Pharma (Jersey) Ltd. This agreement is in addition to the 50/50 joint venture agreement with the same party for product launch in all territories in the EU outside of the UK, Channel Islands, the Isle of Man and the Republic of Ireland.

•
Develop a Clinical and Commercialization Strategy for Product launch in the USA. In October 2015 we held a pre-submission meeting with the FDA and expect to hold a second meeting by mid to late June 2016 with the objective of ensuring that the FDA concurs with our proposed clinical strategy for a Premarket Approval Application, or PMA, submission. We then intend to conduct studies in the USA and submit our PMA within 18 months of the next FDA pre-submission meeting. In parallel we intend to investigate and develop the optimal product launch and commercialization strategy for the USA.

•
Expand the indications for which the sugarBEAT device may be used. We believe that the sugarBEAT device may offer other significant benefits other than those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics as well as critical care, and the monitoring of drugs for clinical study programs. Initial proof of concept will be completed in laboratory settings followed by a clinical program.

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

Manufacturing

Manufacturers for our sensors are Parlex (a division of Johnson Electrics), Isle of White, UK ; Polarseal Limited, Surrey, England for our patches; and CIL Limited located in Andover, UK manufactures our electronics.

We expect to enter into the following types of agreements during the course of the year ending March 31, 2017:

-	Manufacturing agreements for the sensor manufacture
-	Manufacturing agreements for the patch manufacture
-	Manufacturing agreements for the CGM watch device manufacture

Sales and Marketing

An Exclusive Marketing Rights agreement for the UK, the Channel Islands, the Isle of Man and the Republic of Ireland was signed on March 31, 2014 with Dallas Burston Pharma, a Jersey (Channel Island) based company who has pharmaceutical product marketing operations in the UK and has demonstrated a very successful model for the marketing of prescription medical products directly to general practitioners. We received a non-refundable upfront payment of $1.67 million  in return for providing the company with the exclusive right to sell the sugarBEAT device in the UK, the Channel Islands, the Isle of Man and the Republic of Ireland, both direct to consumer and through prescriptions by general practitioners. Subsequently, on April 4, 2014, a Letter of Intent was entered into outlining the basic terms of the cost at which the patches and watch will be supplied and minimum order quantities in the first two (2) years. The key terms of the Exclusive Marketing Rights Agreement were concluded in a Commercial Agreement signed in August 2015.

In addition, we entered into a joint venture agreement with the UK licensee Dallas Burston Pharma (Jersey) Limited, in November 2015, whereby we will share the costs and net profits of the sales of the sugarBEAT system in all territories in Europe, with the exception of the territories that are the subject of the separate agreement as described above. The full commercial agreement is expected to be signed towards the end of 2016.

Regulatory matters

Government authorities in the United Kingdom and Wales and the European Union as well as other foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of medical devices, including patches and other pharmaceutical products. Our Patches for Reverse Iontophoresis in the United Kingdom and Wales will be subject to strict regulation and require regulatory approval prior to commercial distribution. The process of obtaining governmental approvals and complying with ongoing regulatory requirements requires the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals. If we fail to comply with applicable regulatory requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the authority’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.  At this time we are not seeking FDA approval and we are not seeking to conduct clinical studies or to market the sugarBEAT device in the United States.

The European Commission on Public Health (the “ECPH”) provides the regulation for the development and commercialization of new medical diagnostic devices.  Any medical device placed on the European market must comply with the relevant legislation, notably with Directive 93/42/EEC, with the active implantable devices Directive 90/385/EEC or with the in vitro devices Directive 98/79/EC. We must first determine whether the device we intend to manufacture or import falls under any of these directives.  All medical devices must fulfil the essential requirements set out in the above mentioned directives.  Where available, relevant standards may be used to demonstrate compliance with the essential requirements defined in the devices Directives.

Manufacturers also need to determine the appropriate conformity assessment route. For devices falling under Directive 93/42/EEC, other than custom-made devices and devices intended for clinical investigation, the conformity assessment route depends on the class of the device, to be determined in accordance with certain rules set forth in the directives.  Once the applicable class or list has been determined, manufacturers need to follow the appropriate conformity assessment procedure. Subject to the type of the device, this may require manufacturers to have their quality systems and technical documentation reviewed by a Notified Body before they can place their products on the market.  A Notified Body is a third party body that can carry out a conformity assessment recognized by the European Union. The Notified Body will need to assure itself that relevant requirements have been met before issuing relevant certification. Manufacturers can then place the CE marking on their products to demonstrate compliance with the requirements.

The CE approval is the process of achieving a mandatory conformity marking for the sugarBEAT device to allow it to be legally sold in the European Union. It is a manufacturers’ declaration that the product meets the requirements of the applicable European laws. The process for the sugarBEAT device CE submission and approval will involve the following:

1.  The device is classified depending on certain categories described by the European Directive with Class I products being low risk (e.g band aid plasters), through Class III devices being the highest risk. The classes are Class I, IIa, IIb and III. Risk is based upon the potential harm to the patient should a problem arise with a product or its use. The sugarBEAT device is classed as a IIa device in Europe.

2.  A ‘technical file’ containing all of the information required to demonstrate that the product meets the essential requirements of the European directive will be prepared.  This includes information relating to performance and safety of the device such as product specifications, labeling, instructions for use, risk analysis and specific test information/clinical evidence relating to the product that support the claims being made for the product.

3.  Clinical evidence included in the technical file will demonstrate that the device is safe and meets defined performance requirements. This clinical evidence can be in the form of literature data where substantial published data exists that utilizes the same technique for glucose extraction and measurement (albeit in a different device format), or data from actual clinical studies performed using the sugarBEAT device. The first CE mark submission was based on clinical evidence generated by Nemaura. The next CE mark submission  and additional claims will be based on further clinical data from human clinical studies performed using the new versions of the sugarBEAT device. The clinical data will be generated to show that the sugarBEAT device can trend blood glucose levels in a human subject by taking measurements up to 12 times per hour. The clinical trial data must demonstrate the sugarBEAT device blood glucose trend can be used to supplement normal finger prick measurements.

4.  The technical file will be assessed by an independent inspector (the Notified Body), regulated by the competent authority, (Medicines and Healthcare products Regulatory Agency, MHRA in the United Kingdom). The Notified Body (an organization in the European Union that has been accredited by a member state to determine whether a medical device complies with the European medical device directives), will then notify The European Commission on Public Health (the “ECPH”) of the approval and a certificate will be issued to the company by the notified body and we will then be able to apply the CE mark to the device, and legally offer the product for sale in the European Economic Area (EEA).

5.  The review of the technical file typically takes a matter of days although the lead time is currently up to 3 months to receive a review date and up to 9 months to receive approval.

6.  Generating the information required to complete the technical file takes the most time and this information is collated throughout the product development cycle. Delays arise where the company has not consulted its Notified Body prior to technical file review and elements may require further detail before the Notified Body can confirm that the device meets the essential requirements. This could delay an approval process by several weeks or in more drastic cases by several months depending on the time taken to provide any additional information requested by the Notified Body. Nemaura has been in regular communication with the Notified Body throughout the development of the sugarBEAT device, and continues to do so for the forthcoming CE submissions.

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

In addition, pricing approval is required in most countries where reimbursement is sought. We face the risk that the prices which result from the approval process would be insufficient to generate an acceptable return to us or our collaborators.

Corporate Information

We are located at Advanced Technology Innovation Centre, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom.  Our phone number is +44 1509 222912.

Employees

We currently employ 4 full-time employees. We believe our relationships with our employees are good.

Available Information

You can access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended.  We maintain a website at http://www.nemauramedical.com.  These documents are placed on our website as soon as is reasonably practicable after their filing with the SEC.  The information contained in, or that can be accessed through, the website is not part of this annual report.  These documents may also be found at the SEC’s website at www.sec.gov.

ITEM 1A. — RISK FACTORS

If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline.

Risks Related to Our Product Candidate and Operation

We are largely dependent on the success of our sole product candidate, the sugarBEAT device, and we may not be able to successfully commercialize this potential product.

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

The development, testing, manufacturing and marketing of our product is subject to extensive regulation by governmental authorities in Great Britain and the European Union. In particular, the process of obtaining CE approval by a Notified Body, a third party that can carry out a conformity assessment recognized by the European Union, is costly and time consuming, and the time required for such approval is uncertain. Our product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated for the CE. Such regulatory review includes the determination of manufacturing capability and product performance.  As of the date of this filing we have not applied for CE approval.

Whilst we have received a CE approval on our current sugarBEAT device, which excludes any wireless communication capabilities, we can give no assurance that our future products will be approved by the European Union or Great Britain or any other governmental body. In addition, there can be no assurance that all necessary approvals will be granted for future products or that CE review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our product. Further failure to comply with applicable regulatory requirements can, among other things; result in the suspension of regulatory approval as well as possible civil and criminal sanctions.

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

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our technologies and product. We will only be able to protect our technologies and product from unauthorized use by third parties to the extent that valid and enforceable patents cover them, or that other market exclusionary rights apply. While we have issued enforceable patents covering the sugarBEAT device, the patent positions of companies like ours can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in Great Britain and the European Union. The general patent environment outside the United States involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights would provide a sufficient degree of future protection that would permit us to gain or keep our competitive advantage with respect to this product and technology. Additionally, companies like ours are dependent on creating a pipeline of products. We may not be able to develop additional proprietary technologies or products that produce commercially viable products or that are themselves patentable.

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

In addition, because patent applications are published months after their filing, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. If a third-party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

• infringement claims that, with or without merit, can be costly and time consuming to litigate, can delay the regulatory approval process and can divert management’s attention from our core business strategy;
• substantial damages for past infringement which we may have to pay if a court determines that our products or technologies infringe upon a competitor’s patent or other proprietary rights;
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

Nemaura Medical Inc. is an Emerging Growth Company (EGC) as defined under the Jumpstart Our Business Startups (JOBS) Act.

An “emerging growth company” is an issuer whose initial public offering was or will be completed after Dec. 8, 2011, and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. An issuer’s EGC status terminates on the earliest of:

• The last day of the first fiscal year of the issuer during which it had total annual gross revenues of $1 billion or more;
• The last day of the fiscal year of the issuer following the fifth anniversary of the date of the issuer’s initial public offering;
• The date on which such issuer has issued more than $1 billion in non-convertible debt securities during the prior three-year period determined on a rolling basis; or
• The date on which the issuer is deemed to be a “large accelerated filer” under the Exchange Act, which means, among other things, that it has a public float in excess of $700 million.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly Dr. Dewan Fazlul Hoque Chowdhury, President, Chairman and Chief Executive Officer. Although we have entered into an employment agreement with Dr. Chowdhury, there is no assurance that he will remain in our employ for the entire term of such employment agreement. The loss of the services of any member of our senior management or our scientific or technical staff may significantly delay or prevent the development of our product and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business, operating results and financial condition.

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

We have incurred net losses every year since our inception in 2009 and have not generated revenue from the period of our inception our inception from product sales or licenses to date. As of March 31, 2016, we had an accumulated deficit of approximately $5.6 million. . We may expect to incur losses for the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

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

Our functional currency is the Great Britain Pound Sterling (“GBP”).  The reporting currency is the United States dollar (US$).  Income and expenditures are translated at the average exchange rates prevailing during the reporting period.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Stockholder’s equity is translated into United States dollars from GBP at historical exchange rates.  Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert GBP into foreign currencies and, if the GBP were to decline in value, reducing our revenue in U.S. dollar terms.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. We have not entered into agreements or purchased instruments to hedge our exchange rate risks. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

Risks Related to Our Industry

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitor’s market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our products, we may not achieve commercial success. For example, if approved, the sugarBEAT device’s primary competition in the glucose monitoring device setting will be companies such as Abbott, Dexcom, Echo and Medtronic who produce glucose monitoring devices.   The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of our product to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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
• the product’s clinical efficacy and safety;
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

Regulatory authorities also will require post-marketing surveillance to monitor and report potential adverse effects of our product. If approved, any of our products’ subsequent failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, suspension or revocation of regulatory approvals, product recalls or seizures, operating restrictions, injunctions and criminal prosecutions.

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

In addition to seeking approval from the United Kingdom and the European Union for the sugarBEAT device, we may seek regulatory approval from Saudi Arabia and the United Arab Emirates, to market the sugarBEAT device however there is no guarantee we will do so. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. The ability to market our product could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.  Marketing of our product in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

If third-party payers do not approve our product for reimbursement or fail to reimburse for them adequately, sales will suffer as some physicians or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payers make reimbursement available, these payers’ reimbursement policies may adversely affect our ability and the ability of our potential collaborators to sell our product on a profitable basis.

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

We may be exposed to the risk of product liability claims that is inherent in the diagnostic medical device. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell our product by preventing or interfering with commercialization of our product.

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

We are not aware of any current business practice which is in violation of any fraud and abuse law. However, continued vigilance to assure compliance with all potentially applicable laws will be a necessary expense associated with product development. For example, all product marketing efforts must be strictly scrutinized to assure that they are not associated with improper remunerations to referral sources in violation of any anti-kickback statutes. Remunerations may include potential future activities for our product, including discounts, rebates and bundled sales, which must be appropriately structured to take advantage of statutory and regulatory “safe harbors.” From time to time we may engage physicians in consulting activities. In addition, we may decide to sponsor continuing medical education activities for physicians or other medical personnel. We also may award or sponsor study grants to physicians from time to time. All relationships with physicians, including consulting arrangements, continuing medical education and study grants, must be similarly reviewed for compliance with any anti-kickback statute to assure that remuneration is not provided in return for referrals. Patient inducements may also be unlawful. Inaccurate reports of product pricing, or a failure to provide a product at an appropriate price to various governmental entities, could also serve as a basis for an enforcement action under various theories.

Claims which are “tainted” by virtue of kickbacks or a violation of self-referral rules may be alleged as false claims if other elements of a violation are established. Because our potential customers may seek payments from healthcare programs for our product, even during the clinical trial stages, we must assure that we take no actions which could result in the submission of false claims. For example, free product samples which are knowingly or with reckless disregard billed to healthcare programs could constitute false claims. If the practice was facilitated or fostered by us, we could be liable. Moreover, inadequate accounting for or a misuse of grant funds used for product research and development could be alleged as a violation of relevant statutes.

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
• market conditions in the diagnostic medical device sectors and issuance of new or changed securities analysts’ reports or recommendations;
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

We are  subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of any Merger that may occur in the future) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes- Oxley Act of 2002, or the Sarbanes-Oxley Act, adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting.  Our management has concluded that our internal control over our financial reporting is not effective. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2016 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

A limited trading market for our Common Stock may result in limited liquidity for shares of our Common Stock and significant volatility in our stock price.

Our Stock is quoted on the OTCBB. The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock.

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

Our Common Stock will be deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our Common Stock will be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

The interests of Mr. Chowdhury, or the controlling shareholders, may not always coincide with the interests of us and our other shareholders, and the controlling shareholders may exert significant control or substantial influence over us and may take actions that are not in, or may conflict with, public shareholders’ best interests.

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

We are subject to compliance with multiple tax jurisdictions.

As we transact out of both the UK and United states we must comply with tax filing requirements in both jurisdictions.

We may not manage implement changes to our control environment within the timeframes required.

We have identified changes that we need to make to our control environment in under to be in compliance with Sarbanes-Oxley. Although we have an action plan in place, it may not be possible for us to implement all of the changes required in a timely manner.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Our offices are located at ATIC Building, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom.  The offices house our headquarters; offices; laboratory; and small in-house manufacturing facility.  The monthly rent is $2,560.  The lease is on flexible terms with annual renewal.  We believe that we will be able to continue on a year to year lease for as long as necessary.

ITEM 3.   LEGAL PROCEEDINGS.

We do not know of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began quotation on the OTCBB under the symbol “NMRD” on November 4, 2014.  There has been limited trading in our common stock, and as a result we don’t have an established trading market.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
Fiscal Year 2015	High Bid	Low Bid
First Quarter*	-	-
Second Quarter*	-	-
Third Quarter	4.75	1.00
Fourth Quarter	4.75	1.00

Fiscal Year 2016	High Bid	Low Bid
First Quarter	2.00	0.90
Second Quarter	2.00	0.25
Third Quarter	2.10	1.75
Fourth Quarter	4.75	1.75

Dividends

Since incorporation, we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Company’s common stock will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Securities

In March 2014, the Company issued 20 million shares in a private placement transaction for cash proceeds of $400,000.

In November 2015, the Company issued five million shares and warrants to purchase up to 10 million shares in a private placement transaction for cash proceeds of $10,000,000.

These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation S promulgated thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2016.

ITEM 6.   SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements.

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

The additional companies which were incorporated were the following:

•	Dermal Diagnostics Limited, incorporated on January 20, 2009 was registered to hold the technology relating to the continuous glucose monitoring device and to raise funds for its development.

•	NDM Technologies Limited (“NDM”), incorporated February 19, 2010 was created to hold any new intellectual property developed by Pharma. All intellectual property that was registered to NDM was assigned to DDL.
•	Trial Clinic Limited, incorporated January 12, 2011 was created to manage clinical trials. TCL is 100% owned by DDHL however, TCL does not have a common shareholder base with Nemaura Pharma Limited. Dr. D. F. Chowdhury was not a shareholder of Trial Clinic Limited, prior to the acquisition of TCL by DDHL, but is a member of the board of directors of Trial Clinic Limited.
Affiliated Company Relationships

Nemaura Pharma Ltd. (“Pharma”) was incorporated in November 2005. Through October 2013, all technology development and related transactions were incurred by Pharma.   As new technology platforms were invented and developed, additional companies were set up to contain these new technology platforms to aid in the process of raising further investments to progress the development of these subsequent technologies. However, due to the small size of the operations, low number of employees and laboratory and office space required, only one payroll was maintained initially.  Invoices were posted in Pharma and recharges were made as required. Recharges have included a proportion of the overhead allocated based on management’s assessment.  Management believes that the allocation methodologies are reasonable and that the costs allocated are not materially different from what they would have been had Pharma not been an affiliated entity.

Dr. D. F Chowdhury and Mr. Bashir Timol are officers of Pharma.  However, Pharma plans a management restructuring and a new management team is planned to be recruited in due course, aligned with Pharma's commercial launch plans.. The current management at DDL, including Dr. D. F. Chowdhury will allocate 15% of their time to oversee the current operations at Pharma and the implementation of the new management team and to provide ongoing support in an advisory role. Pharma is a drug delivery company, which means that its activities are entirely related to the delivery of drugs to the body of a human or animal subject.  DDL is a diagnostic company, which means it is entirely focused on extracting molecules from the human or animal subject and analyzing it to make a diagnosis or to monitor the level of a particular molecule such as glucose. These are two independent businesses engaged in different activities, therefore there is no conflict of interest between the two and management does not see any conflicts arising from the allocations of some of DDL management time to overseeing the operations of Pharma.

For the years ended March 31, 2016 and 2015, Nemaura Pharma paid Dr. Chowdhury $ 90,370 and $ 98,320 respectively.  These payments were solely for work that Dr. Chowdhury performed for Nemaura Pharma in his capacity as Manager.  These amounts have not been recharged to Nemaura Medical Inc. and are not included in our financial statements.

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2016, the Company had approximate cash balances of $9,404,000, working capital of $8,894,000, total stockholders’ equity of $7,679,000 and an accumulated deficit of $5,601,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from grants and related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.
Management’s strategic assessment includes the following potential options:

●	obtaining regulatory approval for the sugarBEAT device
●	pursuing additional capital raising opportunities;
●	exploring licensing opportunities; and
●	developing the sugarBEAT device for commercialization.

Results of Operations
Year Ended March 31, 2016 Compared To The Year Ended March 31, 2015

Revenue

There was no revenue recognized in the years ended March 31, 2016 and March 31, 2015.  In 2014, we received an upfront non-refundable cash payment of approximately $1.67 million in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT  patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at March 31, 2016 and 2015, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $1,028,224 and $824,503 for the years ended March 31, 2016 and 2015, respectively. The increase was due to increased sub contractor activities for improvements made to the  sugarBEAT device. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $511,413 and $495,337 for the years ended March 31, 2016 and 2015, respectively.  We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy and legal fees associated with planned fundraising.

Other Comprehensive Income

For the years ended March 31, 2016 and 2015 other comprehensive income was $135,813 and $28,529  respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $5,601,367 through March 31, 2016.  We have historically financed our operations through the issuances of equity, UK government grants and contributions of services from related entities.

At March 31, 2016, the Company had net working capital of $8,894,226 which included cash of $9,403,965. The Company reported a net loss of $1,539,637 for the year ended March 31, 2016.

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

We believe the cash position as of March 31, 2016 is adequate for our current level of operations through fiscal year 2017, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the following:

- Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.

In March 2014 we received proceeds of approximately $400,000 in connection with the private placement of 20 million shares of our common stock. In November 2015 we received proceeds of $10,000,000 in connection with the private placement of 5 million shares and warrants for up to 10 million  shares of our common stock.

Operating activities

Net cash consumed by our operating activities for the year ended March 31, 2016 was $1,209,365 which reflected our net loss of $1,539,637, a decrease in accounts payable and accrued expenses of $160,983, and offset by an a decrease in prepayments and other receivables of $224,392.

Net cash consumed by our operating activities for the year ended March 31, 2015 was $1,432,863 which reflected our net loss of $1,319,840 and an increase in prepayments and other receivables of $407,805 and offset by an increase in accounts payable and accrued expenses of $117,226 and $170,000 respectively.

Net cash used in investing activities was $87,564 for the year ended March 31, 2016, which reflected the purchase of intellectual property of $78,197 and property and equipment of $9,367.

Net cash used in investing activities was $6,740 for the year ended March 31, 2015, which reflected the decrease in restricted cash of $85,462 and the purchase of intellectual property of $76,745 and property and equipment of $15,457.

Net cash provided by financing activities was $10,299,434 for the year ended March 31, 2016.   Net cash provided by financing activities represents proceeds from the issuance of common stock for cash of $10,000,000 and costs paid for and net advances from a related party of $299,434. For the year to March 31, 2015, there were no financing activities.

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

NEMAURA MEDICAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nemaura Medical Inc.

We have audited the accompanying consolidated balance sheets of Nemaura Medical Inc. and its subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of comprehensive income/(loss), changes in stockholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nemaura Medical Inc. and its subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The Company has significant transactions and relationships with related parties that are described in Note 7 to the consolidated financial statements. It is possible that the terms of these transactions may not be the same as those that would result from transactions among unrelated parties.

/s/ GHP Horwath, P.C.
Denver, Colorado
June 13, 2016

NEMAURA MEDICAL INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of March 31,
	2016 ($)	2015 ($)

ASSETS
Current Assets:
Cash	9,403,965	354,749
Prepaid expenses and other receivables	148,274	164,004
Prepayment to related party	-	247,596
Total Current Assets	9,552,239	766,349

Other Assets:
Property and equipment, net	7,649	13,669
Intangible assets, net of accumulated amortization	172,895	133,090
	180,544	146,759

Total assets	9,732,783	913,108

LIABILITIES AND STOCKHOLDERS’ EQUITY /(DEFICIT)
Current liabilities
Accounts payable	73,015	66,191
Liability due to related party	494,145	-
Other liabilities and accrued expenses	90,853	56,028

Total current liabilities	658,013	122,219

Accrued expenses, net of current portion	-	170,000
Deferred revenue	1,396,005	1,538,300
	1,396,005	1,708,300

Total liabilities	2,054,018	1,830,519

Commitments and contingencies:

Stockholders’ Equity (Deficit):

Common stock, $0.001 par value, 420,000,000 shares authorized and 205,000,000 shares issued and outstanding (200,000,000 at March 31, 2015)	205,000	200,000

Additional paid in capital	12,919,672	2,924,672
Accumulated deficit	(5,601,367)	(4,061,730)
Accumulated other comprehensive income	155,460	19,647
Total stockholders’ equity/ (deficit)	7,678,765	(917,411)
Total liabilities and stockholders’ equity	9,732,783	913,108

See notes to the consolidated financial statements

NEMAURA MEDICAL INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended March 31,
	2016 ($)	2015 ($)
Revenues
Total revenues	-	-

Operating Expenses:
Research and development	1,028,224	824,503
General and administrative	511,413	495,337
Total operating expenses	1,539,637	1,319,840

Loss from operations	(1,539,637)	(1,319,840)

Net Loss	(1,539,637)	(1,319,840)

Other comprehensive income/ (loss)
Foreign currency translation adjustment	135,813	28,529
Comprehensive loss	(1,403,824)	(1,291,311)

Loss per share
Basic and diluted	*	*

Weighted average number of shares outstanding	201,726,027	200,000,000

* less than $0.01
See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
YEARS ENDED MARCH 31, 2016 AND 2015

	Share capital ($)	Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Income ($)	Total Stockholders’ Equity ($)

Balance at April 1, 2014	200,000	2,924,672	(2,741,890)	(8,882)	373,900

Net loss	-	-	(1,319,840)	-	(1,319,840)
Other comprehensive income - foreign currency translation gain (loss)	-	-		28,529	28,529
Balance at March 31, 2015	200,000	2,924,672	(4,061,730)	19,647	(917,411)

Common stock issued for cash	5,000	9,995,000	-	-	10,000,000
Net loss	-	-	(1,539,637)	-	(1,539,637)
Other comprehensive income - foreign currency translation gain (loss)	-	-	-	135,813	135,813
Balance at March 31, 2016	205,000	12,919,672	(5,601,367)	155,460	7,678,765

See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2016 ($)	2015 ($)
Cash Flows From Operating Activities:
Net loss	(1,539,637)	(1,319,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,404	7,556
Changes in assets and liabilities:
Prepaid expenses and other receivables	224,392	(407,805)
Prepayment to related party for clinical trials	249,459	-
Accounts payable	(31,279)	117,226
Accrued expenses	(129,704)	170,000
Net cash used in operating activities	(1,209,365)	(1,432,863)

Cash Flows from Investing Activities:
Decrease in restricted cash	-	85,462
Purchase of intangible assets	(78,197)	(76,745)
Purchase of property and equipment	(9,367)	(15,457)
Net cash used in investing activities	(87,564)	(6,740)

Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	10,000,000	-
Net advances from related party	299,434	-
Net cash provided by financing activities	10,299,434	-

Net increase /(decrease) in cash	9,002,505	(1,439,603)
Effect of exchange rate changes on cash	46,711	(78,789)
Cash at beginning of period	354,749	1,873,141
Cash at end of period	9,403,965	354,749

Supplemental disclosure of cash flow information:

Schedule of non-cash investing and financing transactions:
Transfer of property and equipment and intangible assets to related party	23,428	-

See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES
Nemaura Medical Inc. (“Nemaura” or the “Company”), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system (“CGM”), named sugarBEAT. The sugarBEAT device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes, and may also be used to screen pre-diabetic patients. The sugarBEAT device extracts  analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and interpreted using a unique algorithm.

Nemaura is a Nevada holding company organized in 2013. Nemaura owns one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed (“RGL”) on December 12, 2013.  Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation (“DDHL”) formed on December 11, 2013, which in turn owns one hundred percent (100%) of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 (“DDL”), and one hundred percent (100%) of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 (“TCL”).

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company’s initial focus has been on the development of the sugarBEAT device, which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels.

The following diagram illustrates Nemaura’s corporate and shareholder structure as of March 31, 2016:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 2 – BASIS OF PRESENTATION

(a) Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries, DDL, TCL, DDHL and RGL. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and all significant intercompany balances and transactions have been eliminated on consolidation.

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

(b) Fair value of financial instruments

The Company’s financial instruments primarily consist of cash and accounts payable.  As of the year-end dates, the estimated fair values of non-related party financial instruments were not materially different from their carrying values as presented, due to their short maturities. The fair value of amounts payable to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

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
March 31, 2016

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended March 31, 2016 and 2015.

(h) Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of March 31, 2016 and 2015. For the year ended March 31, 2016, warrants to purchase 10 million shares of common stock were excluded from the calculation of diluted loss per share.

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

	2016	2015
Year end GBP : US$ exchange rate	1:1.4318	1:1.5383
Average period/yearly GBP : US$ exchange rate	1:1.5224	1:1.5990

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive income in Stockholders’ Equity/(Deficit).

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and is to be applied retrospectively unless an extension of the effective date is granted by FASB, including interim periods within that reporting period, using one of two prescribed retrospective methods.  Early adoption is not permitted.  The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its operations and consolidated financial statements, including the transition method.

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

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device  and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man The Company received a non-refundable, up front cash payment of GBP 1,000,000 (approximately $1.432 million and $1.538 million as of March 31, 2016 and March 31, 2015 respectively) which is wholly non-refundable, upon signing the agreement.
As the Company has continuing performance obligations under the agreement, the up front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the third party which specified a 10 year term and in November 2015, a Licence, Supply and Distribution agreement with an initial 5 year term was executed.

In addition, in November 2015, we entered into a joint venture agreement with the third party, whereby we will share the costs and net profits of the sales of the sugarBEAT system in all territories in Europe, with the exception of the territories that are the subject of the separate licensing agreement as described above. The full commercial agreement is expected to be signed towards the end of 2016.

NOTE 5– PROPERTY AND EQUIPMENT

As of March 31, 2016 and March 31, 2015 property and equipment is summarized as follows.

	March 31, 2016 ($)	March 31, 2015 ($)
Fixtures and fittings	11,496	14,873
Less accumulated depreciation	(3,847)	(1,204)
	7,649	13,669

NOTE 6 - INTANGIBLE ASSETS

As of March 31, 2016 and March 31, 2015 intangible assets are summarized as follows:

	March 31, 2016 ($)	March 31, 2015 ($)
Patents and licenses	201,629	150,798
Less accumulated amortization	(28,734)	(17,708)
	172,895	133,090

Estimated amortization expense is approximately $10,700 for each of the next five years.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

NOTE 7 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company’s majority shareholder, DFH Chowdhury.

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

Following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2016 and 2015.

	Year Ended March 31, 2016 ($)	Year Ended March 31, 2015 ($)
Balance due from Pharma and NDM at beginning of period	192,517	-
Amounts advanced to Pharma	58,197	567,633
Amounts received from Pharma	(228,361)	(7,692)
Reduction in prepayments to Pharma for clinical trials	(247,596)	(257,441)
Amounts invoiced by Pharma to DDL and TCL	(331,714)	(106,193)
Amounts invoiced by DDL to Pharma	16,307	-
Expenses paid by Pharma on behalf of DDL and TCL	-	134
Intellectual property costs paid by Pharma on behalf of DDL and TCL	-	(946)
Sale of fixed and intangible assets to Pharma and NDM	17,775	-
Foreign exchange differences	28,763	(2,988)
Net balance due to Pharma and NDM at end of the period	(494,112)	192,517

Advances to Pharma as of March 31, 2015 includes $505,000 advanced in connection with the Company's clinical trials of which approximately $257,000 was expensed during the year. The remaining advances of approximately $248,000 were fully expensed in fiscal 2016, as clinical trials were completed. At March 31, 2015, the net balance due from Pharma was comprised of the remaining clinical trials advances of $248,000, net of $55,000 payable to Pharma for other amounts invoiced during the year.  The balance due to Pharma at March 31, 2016 consists primarily of cash advances received from Pharma of approximately $228,000 during the year ended March 31, 2016 and amounts owed on invoices received from Pharma during the year of approximately $331,000.  These amounts are unsecured, interest free and payable on demand.

NOTE 8 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax.

British Virgin Islands

RGL is incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, RGL is not subject to tax on income or capital gains. In addition, upon payments of dividends by RGL, no BVI withholding tax is imposed.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

UK

DDL, TCL and DDHL are all incorporated in the United Kingdom (UK) and the applicable UK statutory income tax rate for these companies is 20%.

For the years ended March 31, 2016 and March 31, 2015 loss before income tax expense (benefit) arose in the UK and U.S.

	Year ended March 31,
	2016	2015
	$	$
Loss before income taxes arising in UK	(1,300,468)	(979,014)
Loss before income taxes arising in United States	(239,169)	(340,826)
Total loss before income tax	(1,539,637)	(1,319,840)

Reconciliation of our effective tax rate to income (loss) to the statutory U.S federal tax rate is as follows:

	Year ended March 31,
	2016		2015
	$		$
Loss before income taxes	(1,539,637)		(1,319,840)
Expected tax benefit	(523,000)	(34%)	(449,000)	(34%)
Foreign tax differential	216,000	14%	133,000	10%
Non-deductible expenses	-	-	-	-
Enhanced research and development	(177,000)	(11%)	(148,000)	(11%)
Other	-	0%	6,000	0%
Change in valuation allowance	484,000	31%	458,000	35%

Actual income tax benefit	-	-	-	-

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of March 31,
	2016	2015
	$	$
Net operating tax loss carried forwards	1,363,000	879,000
Valuation allowance	(1,363,000)	(879,000)
Net deferred tax assets	-	-

For each of the years ended March 31, 2016 and 2015, the Company did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.
The Company mainly files income tax returns in the United States and the UK. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2013.   The UK tax returns for the Company’s UK subsidiaries are open to examination by the UK tax authorities for the tax years beginning in April 1, 2010.
The Company has net operating losses (NOLs) of approximately $4.5million at March 31, 2016. These NOLs may be carried forward indefinitely.
NOTE 9 – STOCKHOLDERS’ EQUITY
In November 2015, the Company issued 5 million shares of common stock and warrants to purchase 10 million shares of common stock for total proceeds of $10 million. The warrants are exercisable at $0.50 per share through to the fifth anniversary of the listing of the Company on a national exchange.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control system is a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2016:

•	Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Specifically, there is limited review of financial reporting and policies and procedures have not yet been implemented to analyze, document, monitor and report on non-routine and complex transactions that require management estimation or judgment.

•	Related party transactions. Specifically there are limited policies and procedures to ensure that financial statement disclosures reconcile fully to the underlying accounting records and that Board approval of these transactions is not documented.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to these assessments and recommendations, including:
•	Assembling a team from our finance department to be responsible for the preparation of financial statements under U.S. Securities laws, including hiring additional qualified personnel such as a CFO with US listed company experience;
•	Organizing regular training sessions on US GAAP for our finance department in the form of workshops, seminars and newsletters as well as requiring our finance personnel to participate in annual in-house or public US GAAP training courses; and
•	Implementing stronger internal controls and processes over related party transactions; and
•	Establishing an audit committee with an “audit committee financial expert” within the definition of the applicable Securities and Exchange Commission. The committee will be helped by an outsourced internal audit department to review our internal control processes, policies and procedures to ensure compliance with the Sarbanes-Oxley Act.

In addition of the immediate remediation plan, we will put our effort, in the coming year, towards improving our control environment. This project will be carried in several phases detailed below:

•	Phase 1: This phase is expected to take place over the summer and will encompass a detailed study that will allow us to perform a detailed assessment of our current Internal Control Over Financial Reporting against COSO 2013 and the requirements set forth by Sarbanes-Oxley Act section 404. This task will be conducted by an independent expert. Upon completion of the gap analysis, an action plan will be created.
•	Phase 2: During the second phase, over the first part of 2017, the Company will implement the action plan and the related measures.
•	Phase 3: In the third and last phase of this plan, once implemented, we will put significant emphasis on testing the operating effectiveness of the controls. In addition, the Company will focus on the design and implementation of Key Performance Indicators (KPIs) in order to measure the quality of the processes in place, and the efficiency of the controls.
This plan will be achieved before the end of the current year ending March 31, 2017.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.
Directors

Name	Age	Position
Dewan Fazlul Hoque Chowdhury	43	Chief Executive Officer, President, Chairman and Director
Bashir Timol	41	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Dewan Fazlul Hoque Chowdhury. Dr. Chowdhury has been our President, Chief Executive Officer and a member of our board of directors since our incorporation on January 20, 2009.  He is in charge of research and development of our core technologies, product development, innovation and commercialization. He also coordinates and oversees legal compliance; development of the company mission; policy and planning.  Prior to establishing the Company, Dr. Chowdhury was the founder and CEO of Microneedle Technologies and Nemaura Pharma Limited where he played a pivotal role in the development, manufacture and launch of a microneedle device used in skin clinics, which is also currently being evaluated for skin cancer drug delivery. Dr. Chowdhury has been responsible for negotiating licensing deals for a transdermal patch to treat Alzheimer’s disease. Additionally he was involved in negotiations for out-licensing patches to treat Parkinson’s and Hypertension, and in-licensing complementary technologies.

Dr. Chowdhury originally trained as a pharmaceutical scientist, and has an MSc in Microsystems and Nanotechnology from Cranfield University, and a Doctorate from the University of Oxford on nano-drug delivery. His experience in the Pharmaceutical Industry includes product development; manufacturing; and technical and corporate management.

Bashir Timol. Mr. Timol has been a Director since Nemaura Medical Inc. was organized on December 24, 2013.  He has been a director of Dermal Diagnostics Limited from October 30, 2013. At Nemaura Mr. Timol is responsible for business strategy and investor relations.  Mr Timol possesses over 10 years experience as an angel investor, of founding, managing and funding several life science and biotech firms.  He also has over 10 years experience as an entrepreneur running several consultancy firms providing advice to UK based owner managed businesses.  Prior to joining Nemaura Mr. Timol has been employed as a director at SABT 1 Ltd. since March of 2009 and One-E Group since January of 2007.  Mr. Timol holds a bachelor degree in Economics from the University of Central Lancashire, UK.

Executive Officers

Name	Age	Position
Kathryn Farrar	40	Director of Finance
Professor Karrar Khan	80	Director of Product Development
David Scott	65	Director of Commercial Development and Licensing
Dr. Richard Toon	46	Business and Technical Development Manager

Kathryn Farrar. Mrs Farrar has served as the Accounts Manager for Nemaura Pharma Limited, an affiliated company, on a part-time basis since January 2010.  Her responsibilities included the preparation and management of the accounts of Nemaura Pharma and related companies.  Mrs Farrar was also pivotal in supporting the preparations for the registration of the common stock of the company with the Securities and Exchange Commission.  She was appointed as Finance Director of Nemaura Medical Inc, in December 2014. Prior to her employment with Nemaura Pharma, from 1998 to 2009 she worked within the audit department at KPMG in the UK.  Mrs Farrar has been a chartered accountant since 2001. Mrs. Farrar received a Degree and Masters in Chemistry from the University of Oxford in 1998.

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

David Scott.  Mr. Scott is a trained chemist with a BSc in Chemistry from Nottingham University in 1972. He is a skilled negotiator who has closed a number of major deals for inward and outward licensing for pharmaceutical products, delivery systems and technologies. He has also provided licensing training for a number of multinational pharmaceutical companies and training organizations and has published numerous reports.  Mr. Scott will assist the Company in negotiating licensing contracts and development.  Mr. Scott is an accredited “Certified Licensing Professional”.  He joined Nemaura Medical working for our wholly owned company Dermal Diagnostics Limited in September of 2009 and is currently the Director of Commercial Development and Licensing.

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

Independent Directors

We are not listed, and have not applied to list, on a national securities exchange or on an inter-dealer quotation system that has the requirement that a majority of the board of directors be independent. We have no independent directors on our Board of Directors as defined in Item 407 of Regulation S-K.  At this time our entire Board of Directors is responsible for the duties and obligations of an Audit, Compensation and Nominating and Corporate Governance Committee.

Stockholder Communications

At our future annual shareholders meetings, each shareholder will be given specific information on how he/she can direct communications to the Officers and Directors of the corporation.  All communications from shareholders will be relayed to the members of the Board of Directors
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company's directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the SEC), initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to the year ended March 31, 2016, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company's equity securities.

Audit Committee
The Company has no audit committee and is not now required to have one, or an audit committee financial expert.
Corporate Governance
At such time as we determine to list our shares of common stock on a national securities exchange we will comply with such exchange’s corporate governance requirements, including establishing standing Audit, Compensation and Nominating and Corporate Governance committees.
Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Ethics has been filed as part of our Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014). We intend to post amendments to, or waivers from a provision of, our Code of Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table
This table provides disclosure, for fiscal years 2016 and 2015 the compensation paid to DFH Chowdhury, the Company CEO. No other directors or officers have employment contracts with the Company. There are no benefits paid to DFH Chowdhury other than salary.

Named Executive Officer and Principal Position	Year	Salary ($)

DFH Chowdhury	2016	73,266
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial and Accounting Officer and Chairman	2015	98,320

Dr. Chowdhury receives an annual salary of £90,000 pound sterling or $161,000 USD.  Under the executive employment agreement Dr. Chowdhury’s annual salary was adjusted on a pro rata basis to reflect only work that was performed for Nemaura Medical Inc. The disclosure set forth in the table reflects his pro rata compensation from April 1, 2014 through March 31, 2016.

Dr. Chowdhury’s contract is for an unspecified period.  He may leave and the Company may terminate his contract with notice.  Termination may be with or without cause.

Our contract with Dr. Chowdhury does not include any provision for stock options or equity incentives.

Outstanding equity awards for 2016

There are no outstanding equity awards as of the fiscal year ended March 31, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth certain information as of May 9, 2016 regarding the beneficial ownership of our Common Stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our Common Stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o NEMAURA MEDICAL INC., Advanced Technology Innovation Centre, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom LE11 3QF. Shares of Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of May 9, 2016, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

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
[1] Based upon 205,000,000 shares of our Common Stock outstanding. [2] Holds less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth in Note 8 of the Consolidated Financial Statements, as of the beginning of the last fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors or their family members.

Director Independence

We are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of our board of directors be independent. At this time, we do not have any independent directors. At such time as we determine to list our shares of common stock on a national securities exchange we will comply with such exchange’s corporate governance requirements, including having a board comprised of a majority of independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
The Company selected the independent accounting firm of GHP Horwath, P.C. ("GHP") with respect to the audit of our financial statements for the year ended March 31, 2016.
During the years ended March 31, 2016 and 2015, we retained GHP to provide services. Aggregate fees were billed or expected to be billed in the following categories and amounts:
	2016	2015

Audit Fees	$69,000	$96,000
Audit Related Fees	-	-
Tax Fees	11,000	-
All Other Fees	-	-
Total Fees	$80,000	$96,000

Audit fees in 2016 and 2015 relate to the financial statement audits and the quarterly reviews.
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

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Exhibits:

Exhibit No.		Description
3.1	*	Articles of Incorporation filed March 28, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
3.2	*	Bylaws (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
4.1	*	Form of Subscription Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
4.2	*	Form of Common Stock Purchase Warrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.4	*
Lease Agreement between Loughborough University and Nemaura Medical Inc. dated January 1, 2014. (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.5	*
Employment Agreement dated November 1, 2013 between the Company and Dewan F.H. Chowdhury (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.10	*+
Consultancy Agreement between The University of Bath and Nemaura Pharma Limited, dated June 21, 2012 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.11	*+
Patent and Know How License between The University of Bath and Nemaura Pharma Limited, dated June 21, 2012 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.12	*
Novation Agreement between The University of Bath, Nemaura Pharma Limited and Dermal Diagnostics Limited, dated July 9, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.13	*
Exclusive Rights License Agreement between Dallas Burston Pharma (DBP) Jersey Limited and Dermal Diagnostics Limited, dated March 31, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.14	*
Assignment Agreement between NDM Technologies Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.15	*
Assignment Agreement between Nemaura Pharma Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.16	*+
Letter of Intent from Dermal Diagnostics Limited to Dallas Burston Pharma (DBP) Jersey Limited, dated April 4, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.17	*+	License, Supply and Distribution Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
14.1	*	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
31.1		Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2		Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements

*Previously filed
+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 13, 2016 by the undersigned thereunto duly authorized.

NEMAURA MEDICAL, INC.

/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury, President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on June 13, 2016  in the capacities indicated.

Name	Position	Date

/s/ Dewan F.H. Chowdhury	President, Chief Executive Officer (Principal Executive Officer),	June 13, 2016
Dewan F.H. Chowdhury	Chief Financial Officer (Principal Financial and Accounting Officer and Chairman

/s/ Bashir Timol	Director	June 13, 2016
Bashir Timol