Form 10-Q
period 2016-06-30
Nemaura Medical Inc.
filed 2016-08-09
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares of common stock, par value $0.001 per share outstanding as of August 2, 2016 was 205,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2016 ($)	As of March 31, 2016 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	8,494,149	9,403,965
Prepaid expenses and other receivables	106,737	148,274
Total Current Assets	8,600,886	9,552,239

Property and equipment, net	6,445	7,649
Intangible assets, net of accumulated amortization	189,974	172,895
	196,419	180,544

Total assets	8,797,305	9,732,783

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	93,742	73,015
Other liabilities and accrued expenses	138,079	90,853
Amounts due to related party	645,897	494,145
Total current liabilities	877,718	658,013

Deferred revenue	1,265,020	1,396,005
	1,265,020	1,396,005

Total liabilities	2,142,738	2,054,018

Commitments and contingencies:

Stockholders’ Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 205,000,000
shares issued and outstanding	205,000	205,000
Additional paid in capital	12,919,672	12,919,672
Accumulated deficit	(6,095,550)	(5,601,367)
Accumulated other comprehensive income	(374,555)	155,460
Total stockholders’ equity	6,654,567	7,678,765
Total liabilities and stockholders’ equity	8,797,305	9,732,783

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,
	2016 ($)	2015 ($)

Revenue:	-	-
Total revenue	-	-

Operating Expenses:
Research and development	306,081	264,279
General and administrative	188,102	138,547
Total operating expenses	494,183	402,826

Loss from operations	(494,183)	(402,826)

Net loss	(494,183)	(402,826)

Other comprehensive loss :
Foreign currency translation adjustment	(530,015)	(11,388)
Comprehensive loss	(1,024,198)	(414,214)

Loss per share
Basic and diluted	*	*
Weighted average number of shares outstanding	205,000,000	200,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2016 ($)	2015 ($)

Cash Flows From Operating Activities:
Net Loss	(494,183)	(402,826)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,917	4,077
Changes in assets and liabilities:
Prepaid expenses and other receivables	34,573	9,085
Accounts payable and other liabilities	41,876	35,064
Prepayment to related party for clinical trials	-	177,794
Advances from related party	193,419	-
Net cash used in operating activities	(219,398)	(176,806)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(4,767)
Purchase of intangible assets	(34,769)	(48,611)
Net cash used in investing activities	(34,769)	(53,378)

Net increase (decrease) in cash	(254,167)	(230,184)
Effect of exchange rate changes on cash	(655,649)	1,266
Cash at beginning of period	9,403,965	354,749
Cash at end of period	8,494,149	125,831

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2016
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

The following diagram illustrates our corporate and shareholder structure as of June 30, 2016:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2016
(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION

(a)	Basis of presentation:

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries, DDL, TCL, DDHL and RGL.  The consolidated financial statements are prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2016 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the Year Ended March 31, 2016.  The results of operations for the period ended June 30, 2016 are not necessarily an indication of operating results for the full year.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2016
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

The translation rates are as follows:

	June 30, 2016 (unaudited)	June 30, 2015 (unaudited)	March 31, 2016
Period end GBP : US$ exchange rate	1.332	1.555	1.432
Average period/yearly GBP : US$ exchange rate	1.394	1.543	1.522

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

In August 2014, the FASB issued ASU No. 2014-14, “Presentation of Financial Statements – Going Concern: Disclosures about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company is currently assessing the impact of the adoption of the ASU No. 2014-14 on its financial position, results of operations and financial statements disclosures.

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.332 million and $1.432 million as of June 30, 2016 and March 31, 2016 respectively), which is wholly non-refundable, upon signing the agreement.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2016
(Unaudited)

As the Company has continuing performance obligations under the agreement, the upfront fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the third party, which specified a 10 year term and in November 2015 a Licence, Supply and Distribution agreement with an initial 5 year term was executed.  In addition, in November 2015, we entered into a joint venture agreement with the third party, whereby we will share the costs and net profits of the sales of the sugarBEAT system in all territories in Europe, with the exception of the territories that are subject to the separate licensing agreement as described above.  The full commercial agreement is expected to be signed towards the end of 2016.

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

Following is a summary of activity between the Company and Pharma and NDM for the three months ended June 30, 2016 (unaudited) and the year ended March 31, 2016:

	Three Months Ended June 30, 2016 (unaudited) ($)	Year Ended March 31, 2016 ($)
Balance due from (to) Pharma and NDM at beginning of period	(494,145)	192,517
Amounts advanced to Pharma	-	58,197
Amounts received from Pharma	-	(228,361)
Reduction in prepayments to Pharma for clinical trials	-	(247,596)
Amounts invoiced by DDL to Pharma and NDM (sale of assets)	16,025	16,307
Amounts invoiced by Pharma to DDL and TCL	(209,444)	(331,714)
Sale of fixed and intangible assets to Pharma and NDM	-	17,775
Foreign exchange differences	41,667	28,730
Balance due from (to) Pharma and NDM at end of the period	(645,897)	(494,145)

The balance due to Pharma at March 31, 2016 consists primarily of cash advances received from Pharma of approximately $228,000 during the year ended March 31, 2016 and amounts owed on invoices received from Pharma during the year of approximately $331,000.  During the three months to June 30, 2016, the increase in the balance due to Pharma is primarily due to invoices of $209,000 received from Pharma.  These amounts are unsecured, interest free and payable on demand.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At June 30, 2016, the Company had cash of $8,494,149, working capital of $7,723,168, stockholders' equity of $6,654,567 and an accumulated deficit of $6,095,550. To date, the Company has in large part relied on equity financing to fund its operations.  Additional funding has come from grants and related party contributions.  The Company expects to  continue  to  incur  losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred.

Management's strategic plans include the following:

• obtaining regulatory approval for the sugarBEAT device

• pursuing additional capital raising opportunities

• exploring licensing opportunities and

• developing the sugarBEAT device for commercialization.

Results of Operations

Comparative Results for the Three Months Ended June 30, 2016 and 2015

Revenue

There was no revenue recognised in the three months ended June 30, 2016 and 2015.  In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man.  We have deferred this licensing revenue until we complete our continuing performance obligation, which includes securing the CE marking of the sugarBEAT device and patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at June 30, 2016, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $306,081 and $264,279 for the three month periods ended June 30, 2016 and 2015, respectively. The increase was due to higher spend with sub-contractors who are further developing the device to get it market-ready. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $188,102 and $138,547 for the three month periods ended June 30, 2016 and 2015, respectively.  The  increase is due to additional legal and professional charges payable as we explore fundraising opportunities. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Other Comprehensive Loss

For the periods ended June 30, 2016 and 2015, other comprehensive loss was $530,015 and $11,388 respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $6,095,550 through June 30, 2016 as technical development has continued. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

Our cash position was $8,494,149 as of June 30, 2016.

Whilst our current cash position at June 30, 2016 is sufficient for the next stage of clinical studies and the initial scale up of our manufacturing, our long term business plan is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

We believe the cash position at June 30, 2016 is adequate for our current level of operations for the next 12 months and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.

Operating activities

Net cash used by our operating activities for the three months ended June 30, 2016 was $219,398 which reflected our net loss of $494,183 together with a decrease in prepayments and other receivables of $34,573, an increase in accounts payable and other liabilities of $41,876 and advances from a related party of $193,419  Net cash used in operating activities for the period ended June 30, 2015 was $176,806, which reflected our net loss of $402,826 together with a decrease in prepayment to related party for clinical trials of $177,794 plus a decrease in accounts payable of $35,064.

Net cash used in investing activities was $34,769 for the three months ended June 30, 2016, which reflected expenditures on intellectual property. For the three months ended June 30, 2016, net cash used in investing activities was $53,378 relating to the purchase of intellectual property and property and equipment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We do not invest in any instruments for trading purposes. We have no outstanding debt instruments. Our operations generally are not directly sensitive to fluctuations in interest rates. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.
Foreign Exchange Risk
While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in GBP. Substantially all of our assets are denominated in GBP. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the GBP. If the GBP depreciates against the U.S. dollar, the value of our GBP revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the GBP against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $110,000 based on our outstanding revenues, costs and expenses, assets and liabilities denominated in GBP as of June 30, 2016. As of June 30, 2016, our accumulated other comprehensive income was $(374,555). We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.
Inflation
Inflationary factors such as increases in our overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of research and development and general and administrative expenses.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2016:

•	Our size has prevented us from being able to employ sufficient resources to enable us to have adequate level of supervision and segregation of duties within our internal control system. Specifically, there is a limited review of financial reporting and procedures have not yet been implemented to analyze, document, monitor and report on non-routine and complex transactions that require management estimation or judgement.
•	Related party transactions. Specifically there are limited policies and procedures to ensure that financial statement disclosures reconcile fully to the underlying accounting records and that Board approval of these transactions is not documented.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

No material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016.

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

NEMAURA MEDICAL INC.

Dated: August 9, 2016	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer )

EXHIBIT INDEX

Exhibit No.	Description
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