Form 10-Q
period 2016-09-30
Nemaura Medical Inc.
filed 2016-11-09
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2016
or
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

The number of shares of common stock, par value $0.001 per share outstanding as of November 7, 2016 was 205,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2016 ($)	As of March 31, 2016 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	8,318,282	9,403,965
Prepaid expenses and other receivables	55,881	148,274
Total Current Assets	8,374,163	9,552,239

Property and equipment, net	11,897	7,649
Intangible assets, net of accumulated amortization	204,428	172,895
	216,325	180,544

Total assets	8,590,488	9,732,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	49,059	73,015
Other liabilities and accrued expenses	92,347	90,853
Amounts due to related party	717,935	494,145
Total current liabilities	859,341	658,013

Deferred revenue	1,258,750	1,396,005
	1,258,750	1,396,005

Total liabilities	2,118,091	2,054,018

Commitments and contingencies:

Stockholders' Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 205,000,000
shares issued and outstanding	205,000	205,000
Additional paid in capital	12,919,672	12,919,672
Accumulated deficit	(6,418,032)	(5,601,367)
Accumulated other comprehensive (loss)/income	(234,243)	155,460
Total stockholders' equity	6,472,397	7,678,765
Total liabilities and stockholders' equity	8,590,488	9,732,783

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016 ($)	2015 ($)	2016 ($)	2015 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	220,714	330,735	526,795	595,014
General and administrative	101,768	59,574	289,870	198,120
Total operating expenses	322,482	390,309	816,665	793,134

Loss from operations	(322,482)	(390,309)	(816,665)	(793,134)

Net loss	(322,482)	(390,309)	(816,665)	(793,134)

Other comprehensive income:
Foreign currency translation adjustment	140,312	(6,880)	(389,703)	(18,268)
Comprehensive loss	(182,170)	(397,189)	(1,206,368)	(811,402)

Loss per share
Basic and diluted	*	*	*	*
Weighted average number of shares outstanding	205,000,000	200,000,000	205,000,000	200,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2016 ($)	2015 ($)

Cash Flows From Operating Activities:
Net Loss	(816,665)	(793,134)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,037	8,853
Changes in assets and liabilities:
Prepaid expenses and other receivables	86,705	108,831
Accounts payable and other liabilities	(50,241)	(6,549)
Prepayment to related party for clinical trials	-	229,547
Advances from related party	270,210	-
Net cash used in operating activities	(498,954)	(452,452)

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,842)	(9,566)
Purchase of intangible assets	(55,564)	(50,859)
Net cash used in investing activities	(62,406)	(60,425)

Cash Flows From Financing Activities
Loans from Related Party	-	254,673
Net cash provided by financing activities	-	254,673

Net increase (decrease) in cash	(561,360)	(258,204)
Effect of exchange rate changes on cash	(524,323)	3,275
Cash at beginning of period	9,403,965	354,749
Cash at end of period	8,318,282	99,820

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2016
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

The following diagram illustrates our corporate and shareholder structure as of September 30, 2016:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2016
(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

(a)	Basis of presentation:

The accompanying consolidated financial statements include the accounts of the company and the company's subsidiaries, DDL, TCL, DDHL and RGL.  The consolidated financial statements are prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2016 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the Year Ended March 31, 2016.  The results of operations for the period ended September 30, 2016 are not necessarily an indication of operating results for the full year.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2016
(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Foreign currency translation

The functional currency of the Company is the Great Britain Pound Sterling ("GBP").  The reporting currency is the United States dollar (US$).  Stockholders' equity is translated into United States dollars from GBP at historical exchange rates.  Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates prevailing during the reporting period.

The translation rates are as follows:

	September 30, 2016 (unaudited)	September 30, 2015 (unaudited)	March 31, 2016	June 30, 2016 (unaudited)
Period end GBP : US$ exchange rate	1.325	1.565	1.432	1.332
Average period/yearly GBP : US$ exchange rate	1.370	1.566	1.522	1.394

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

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.325 million and $1.432 million as of September 30, 2016 and March 31, 2016 respectively), which is wholly non-refundable, upon signing the agreement.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2016
(Unaudited)

As the Company has continuing performance obligations under the agreement, the upfront fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the same unrelated third party, which specified a 10 year term and in November 2015 a Licence, Supply and Distribution agreement with an initial 5 year term was executed.  In addition, in November 2015, we entered into a joint venture agreement with the third party, whereby we will share the costs and net profits of the sales of the sugarBEAT system in all territories in Europe, with the exception of the territories that are subject to the separate licensing agreement as described above.  The full commercial agreement is expected to be signed towards the end of 2016.

NOTE 5 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company's majority shareholder, DFH Chowdhury.

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

Following is a summary of activity between the Company and Pharma and NDM for the six months ended September 30, 2016 (unaudited) and the year ended March 31, 2016:

	Six Months Ended September 30, 2016 (unaudited) ($)	Year Ended March 31, 2016 ($)
Balance due from (to) Pharma and NDM at beginning of period	(494,145)	192,517
Amounts advanced to Pharma	-	58,197
Amounts received from Pharma	-	(228,361)
Reduction in prepayments to Pharma for clinical trials	-	(247,596)
Amounts invoiced by DDL to Pharma and NDM (sale of assets)	15,886	16,307
Amounts invoiced by Pharma to DDL and TCL	(286,096)	(331,714)
Sale of fixed and intangible assets to Pharma and NDM	-	17,775
Foreign exchange differences	46,420	28,730
Balance due from (to) Pharma and NDM at end of the period	(717,935)	(494,145)

The balance due to Pharma at March 31, 2016 consists primarily of cash advances received from Pharma of approximately $228,000 during the year ended March 31, 2016 and amounts owed on invoices received from Pharma during the year of approximately $331,000.  During the six months to September 30, 2016, the increase in the balance due to Pharma is primarily due to invoices of $286,000 received from Pharma.  These amounts are unsecured, interest free and payable on demand.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's plans and basis of presentation:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At September 30, 2016, the Company had cash of $8,318,282, working capital of $7,514,821, stockholders' equity of $6,472,397 and an accumulated deficit of $6,418,032. To date, the Company has in large part relied on equity financing to fund its operations.  Additional funding has come from grants and related party contributions.  The Company expects to continue to incur losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred.

Management's strategic plans include the following:

• obtaining regulatory approval for the sugarBEAT device;

• pursuing additional capital raising opportunities;

• exploring licensing opportunities; and

• developing the sugarBEAT device for commercialization.

In September 2016, a non-binding letter of intent was signed with Shenzen CAS Health Corporation Limited, an unrelated third party, based in Shenzhen, China, covering three potential joint venture arrangements relating to the Chinese market for the sugarBEAT system.  These potential joint ventures relate to the distribution and manufacture of the system and obtaining CFDA approval.
Results of Operations

Comparative Results for the Six Months Ended September 30, 2016 and 2015

Revenue

There was no revenue recognised for the six month period ended September 30, 2016.  In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man.  We have deferred this licensing revenue until we complete our continuing performance obligations, which includes securing the CE marking of the sugarBEAT device and patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at September 30, 2016, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $526,795 and $595,014 for the six month periods ended September 30, 2016 and 2015, respectively. This demonstrated a similar spend pattern with sub-contractors who are further developing the device to get it market-ready. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $289,870 and $198,120 for the six month periods ended September 30, 2016 and 2015, respectively.  This difference is due to increased legal and professional charges payable as we explore fundraising opportunities  associated with Nemaura Medical Inc. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Other Comprehensive Loss

For the periods ended September 30, 2016 and 2015, other comprehensive loss was $389,703 and $18,268 respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended September 30, 2016 and 2015

Revenue

There was no revenue recognised in the three month period ended September 30, 2016.  In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligation, which includes securing the CE marking of the sugarBEAT device and patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at September 30, 2016, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $220,714 and $330,735 for the three month periods ended September 30, 2016 and 2015, respectively. This decrease in spending related to sub-contractors who are further developing the device to get it market-ready. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $101,768 and $59,574 for the three month periods ended September 30, 2016 and 2015, respectively.  The costs represent on going legal and professional costs associated with Nemaura Medical Inc and in association with additional fundraising opportunities. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Other Comprehensive Loss

For the three months ended September 30, 2016 and 2015, other comprehensive gain/(loss) was $140,312 and $(6,880) respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $6,418,032 through September 30, 2016 as technical development has continued. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

Our cash position was $8,318,282 as of September 30, 2016.

Whilst our current cash position at September 30, 2016 is sufficient for the next stage of clinical studies and the initial scale up of our manufacturing, our long term business plan is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

We believe the cash position at September 30, 2016 is adequate for our current level of operations for the next 12 months and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.

Operating activities

Net cash used by our operating activities for the six months ended September 30, 2016 was $498,954 which reflected our net loss of $816,665 together with a decrease in prepayments and other receivables of $86,705, a decrease in accounts payable and other liabilities of $50,241 and advances from a related party of $270,210.  Net cash used in operating activities for the period ended September 30, 2015 was $452,452, which reflected our net loss of $793,134 together with a decrease in prepayments and other receivables of $108,831, a decrease in accounts payable and other liabilities of $6,549 and a decrease in prepayments to a related party of $229,547.

Net cash used by our investing activities was $62,406 for the six months ended 30 September, 2016, which reflected expenditures on intellectual property and other assets.  For the six months ended 30 September 2015, net cash used in investing activities was $60,425, which reflected expenditures on intellectual property and other assets.

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

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in GBP. Substantially all of our assets are denominated in GBP. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the GBP. If the GBP depreciates against the U.S. dollar, the value of our GBP revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the GBP against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $150,000 based on our outstanding revenues, costs and expenses, assets and liabilities denominated in GBP as of September 30, 2016. As of September 30, 2016, our accumulated other comprehensive loss was $(234,243). We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to these assessments and recommendations, including:
•
Assembling a team from our finance department to be responsible for the preparation of financial statements under U.S. Securities laws, including hiring additional qualified full-time personnel such as a CFO with US listed company experience;

•
Organizing regular training sessions on US GAAP for our finance department in the form of workshops, seminars and newsletters as well as requiring our finance personnel to participate in annual in-house or public US GAAP training courses;

•	Implementing stronger internal controls and processes over related party transactions; and
•
Establishing an audit committee with an "audit committee financial expert" within the definition of the applicable Securities and Exchange Commission. The committee will be helped by an outsourced internal audit department to review our internal control processes, policies and procedures to ensure compliance with the Sarbanes-Oxley Act.

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

We expect this plan will be achieved before the end of the current year ending March 31, 2017.

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

NEMAURA MEDICAL INC.

Dated: November 9, 2016	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer )

EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification by Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.