Form 10-Q
period 2016-12-31
Nemaura Medical Inc.
filed 2017-02-09
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  December 31, 2016
or
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

The number of shares of common stock, par value $0.001 per share outstanding as of January 24, 2017 was 205,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of December 31, 2016 ($)	As of March 31, 2016 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	7,593,354	9,403,965
Prepaid expenses and other receivables	67,315	148,274
Total Current Assets	7,660,669	9,552,239

Property and equipment, net	10,127	7,649
Intangible assets, net of accumulated amortization	191,169	172,895
	201,296	180,544

Total assets	7,861,965	9,732,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	44,946	73,015
Other liabilities and accrued expenses	117,896	90,853
Amounts due to related party	820,632	494,145
Total current liabilities	983,474	658,013

Deferred revenue	1,177,905	1,396,005
	1,177,905	1,396,005

Total liabilities	2,161,379	2,054,018

Commitments and contingencies:

Stockholders' Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 205,000,000 shares issued and outstanding	205,000	205,000
Additional paid in capital	12,919,672	12,919,672
Accumulated deficit	(6,793,398)	(5,601,367)
Accumulated other comprehensive (loss)/income	(630,688)	155,460
Total stockholders' equity	5,700,586	7,678,765
Total liabilities and stockholders' equity	7,861,965	9,732,783

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016 ($)	2015 ($)	2016 ($)	2015 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	267,638	245,668	794,433	840,682
General and administrative	107,728	83,116	397,598	281,236
Total operating expenses	375,366	328,784	1,192,031	1,121,918

Loss from operations	(375,366)	(328,784)	(1,192,031)	(1,121,918)

Net loss	(375,366)	(328,784)	(1,192,031)	(1,121,918)

Other comprehensive income:
Foreign currency translation adjustment	(396,445)	45,662	(786,148)	27,394
Comprehensive loss	(771,811)	(283,122)	(1,978,179)	(1,094,524)

Loss per share
Basic and diluted	*	*	*	*
Weighted average number of shares outstanding	205,000,000	201,902,174	205,000,000	200,636,364

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2016 ($)	2015 ($)

Cash Flows From Operating Activities:
Net Loss	(1,192,031)	(1,121,918)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,629	12,448
Changes in assets and liabilities:
Prepaid expenses and other receivables	69,121	93,889
Accounts payable and other liabilities	(20,584)	77,904
Prepayment to related party for clinical trials	-	249,459
Net cash used in operating activities	(1,127,865)	(688,218)

Cash Flows From Investing Activities:
Purchase of property and equipment	(6,641)	(5,606)
Purchase of intangible assets	(57,630)	(50,334)
Net cash used in investing activities	(64,271)	(55,940)

Cash Flows From Financing Activities:	-
Advances from related party	423,237	239,717
Proceeds from sale of common stock	-	10,000,000
Net cash provided by financing activities	423,237	10,239,717

Net increase (decrease) in cash	(768,899)	9,495,559
Effect of exchange rate changes on cash	(1,041,712)	988
Cash at beginning of period	9,403,965	354,759
Cash at end of period	7,593,354	9,851,306

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2016
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

The following diagram illustrates our corporate and shareholder structure as of December 31, 2016:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2016
(Unaudited)

NOTE 2 -- BASIS OF PRESENTATION

(a)	Basis of presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's subsidiaries, DDL, TCL, DDHL and RGL.  The consolidated financial statements are prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2016 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the Year Ended March 31, 2016.  The results of operations for the period ended December 31, 2016 are not necessarily an indication of operating results for the full year.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2016
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

The translation rates are as follows:

	Nine months ended December 31, 2016 (unaudited)	Three months ended December 31, 2016 (unaudited)	Nine months ended December 31, 2015 (unaudited)	Twelve months ended March 31, 2016
Period end GBP : US$ exchange rate	1.240	1.240	1.521	1.432
Average period/yearly GBP : US$ exchange rate	1.340	1.255	1.530	1.522

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive income (loss) in Stockholders' Equity.

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

In May 2014, FASB issued ASU No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. In July 2015, the FASB extended the effective date of ASU 2014-09 by one year, to now be effective for fiscal years, and interim periods beginning after December 31, 2017, and is to be applied retrospectively, with early adoption now permitted for fiscal years, and interim periods beginning after December 15, 2015. As the Company has not generated revenues, the adoption of this standard is not expected to have a material impact on the financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosures about an Entity's Ability to Continue as a Going Concern." The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The new guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter. The Company does not expect that the adoption of this standard will have a material effect on its financial statements.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2016
(Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, upfront cash payment of GBP 1,000,000 (approximately $1.240 million and $1.432 million as of December 31, 2016 and March 31, 2016 respectively), which is wholly non-refundable, upon signing the agreement.
As the Company has continuing performance obligations under the agreement, the upfront fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement.

In April 2014, a Letter of Intent was signed with the third party, which specified a 10 year term. In November 2015 a Licence, Supply and Distribution agreement with an initial 5 year term and continuing thereafter until terminated by either party with twelve month's notice, was executed.  In addition, in November 2015, the Company entered into a joint venture agreement with the third party, whereby the Company will share the costs and net profits of the sales of the sugarBEAT system in all territories in Europe, with the exception of the territories that are subject to the separate licensing agreement as described above.  The full commercial agreement is expected to be signed in the first quarter of 2017.

NOTE 5 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company's majority shareholder, DFH Chowdhury.

Pharma has invoiced DDL and TCL for research and development services. In addition, certain operating expenses of DDL and TCL were incurred and paid by Pharma and NDM.  In accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin 55, these financial statements reflect all costs associated with the operations of DDL and TCL. While certain costs incurred by Pharma and NDM are directly attributable to DDL and TCL, other costs were shared between the organizations. In situations where the costs were shared, expense has been allocated between Pharma and NDM and DDL and TCL using a fixed percentage allocation. Management believes the methodologies used are reasonable and that the costs allocated are not materially different from what they would have been had Pharma and NDM been unaffiliated entities. DDL and TCL previously advanced Pharma certain amounts to cover a portion of the costs.

Following is a summary of activity between the Company and Pharma and NDM for the nine months ended December 31, 2016 (unaudited) and the year ended March 31, 2016:

	Nine Months Ended December 31, 2016 (unaudited) ($)	Year Ended March 31, 2016 ($)
Balance due from (to) Pharma and NDM at beginning of period	(494,145)	192,517
Amounts advanced to Pharma	45,391	58,197
Amounts received from Pharma	-	(228,361)
Reduction in prepayments to Pharma for clinical trials	-	(247,596)
Amounts invoiced by DDL to Pharma and NDM (sale of assets)	15,399	16,307
Amounts invoiced by Pharma to DDL and TCL	(483,406)	(331,714)
Sale of fixed and intangible assets to Pharma and NDM	-	17,775
Foreign exchange differences	96,129	28,730
Balance due to Pharma and NDM at end of the period	(820,632)	(494,145)

The balance due to Pharma at March 31, 2016 consists primarily of cash advances received from Pharma of approximately $228,000 during the year ended March 31, 2016 and amounts owed on invoices received from Pharma during the year of approximately $331,000.  During the nine months to December 31, 2016, the increase in the balance due to Pharma is primarily due to invoices of $483,000 received from Pharma.  These amounts are unsecured, interest free and payable on demand.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The  Company  has  experienced  recurring  losses  and  negative  cash  flows  from  operations. At December 31, 2016, the Company had cash of $7,593,354, working capital of $6,677,195, stockholders' equity of $5,700,586 and an accumulated deficit of $6,793,398. To date, the Company has in large part relied on equity financing to fund its operations.  Additional funding has come from grants and related party contributions.  The Company expects to continue to incur losses  from  operations  for  the  near-term  and  these  losses  could  be significant as product development,  clinical and regulatory  activities,  consulting  expenses  and other product  development  related expenses are incurred.

Management's strategic plans include the following:

• obtaining regulatory approval for the sugarBEAT device

• pursuing additional capital raising opportunities

• exploring licensing opportunities and

• developing the sugarBEAT device for commercialization.

In September 2016, a non-binding letter of intent was signed with Shenzen CAS Health Corporation Limited, an unrelated third party, based in Shenzhen, China, covering three potential joint venture arrangements relating to the Chinese market for the sugarBEAT system.  These potential joint ventures relate to the distribution and manufacture of the system and obtaining CFDA approval. In February 2017, the non-binding letter of intent was extended to June 2017.
Results of Operations

Comparative Results for the Nine Months Ended December 31, 2016 and 2015

Revenue

There was no revenue recognised in the nine months ended December 31, 2016 and 2015.  In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man.  We have deferred this licensing revenue until we complete our continuing performance obligation, which includes securing the CE marking of the sugarBEAT device and patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2016, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $794,433 and $840,682 for the nine month periods ended December 31, 2016 and 2015, respectively. This demonstrated a similar spend pattern with sub-contractors who are further developing the device to get it market-ready. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $397,598 and $281,236 for the nine month periods ended December 31, 2016 and 2015, respectively.  This difference is due to increased legal and professional charges payable as we explore fundraising opportunities  associated with Nemaura Medical Inc. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Other Comprehensive Loss

For the periods ended December 31, 2016 and 2015, other comprehensive (loss)/gain was ($786,148) and $27,394 respectively, arising from foreign currency translation adjustments. During the nine months ended December 31, 2016, the rate of exchange between GBP and USD changed from approximately USD1.43 per Great Britain Pound, to approximately USD1.24 per Great Britain Pound.

Comparative Results for the Three Months Ended December 31, 2016 and 2015

Revenue

There was no revenue recognised in the year to three months ended December 31, 2016 and 2015.  In March 2014, we received an upfront non-refundable cash payment of GBP 1,000,000 (approximately $1.67 million) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligation, which includes securing the CE marking of the sugarBEAT device and patch. We expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2016, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $267,638 and $245,668 for the three month periods ended December 31, 2016 and 2015, respectively. The major elements of the spend related to sub-contractors who are further developing the device to get it market-ready. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $107,728 and $83,116 for the three month periods ended December 31, 2016 and 2015, respectively.  The costs represent on going legal and professional costs associated with Nemaura Medical Inc and in association with additional fundraising opportunities. We expect general and administrative expenses to increase going forward in the long term, as we move our technologies forward toward commercialization and incur additional costs and expenses related to ongoing compliance with SEC reporting.

Other Comprehensive Loss

For the three months ended December 31, 2016 and 2015, other comprehensive (loss)/gain was $(396,445) and $45,662 respectively, arising from foreign currency translation adjustments. During the three months ended December 31, 2016, the rate of exchange between GBP and USD changed from approximately USD1.32 per Great Britain Pound, to approximately USD1.24 per Great Britain Pound.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $6,793,398 through December 31, 2016 as technical development has continued. We have historically financed our operations through the issuances of equity, UK government grants, and contributions of services from related entities.

Our cash position was $7,593,354 as of December 31, 2016.

Whilst our current cash position at December 31, 2016 is sufficient for the next stage of clinical studies and the initial scale up of our manufacturing, our long term business plan is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

We believe the cash position at December 31, 2016 is adequate for our current level of operations for the next 12 months and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.

Net cash used by our operating activities for the nine months ended December 31, 2016 was $1,127,865 which reflected our net loss of $1,192,031 together with a decrease in prepayments and other receivables of $69,121 and a decrease in accounts payable and other liabilities of $20,584.  Net cash used in operating activities for the nine months ended December 31, 2015 was $688,218, which reflected our net loss of $1,121,918 together with a decrease in prepayments and other receivables of $93,889, an increase in accounts payable and other liabilities of $77,904 and a decrease in prepayments to a related party of $249,459.

Net cash used by our investing activities was $64,271 for the nine months ended December 31, 2016, which reflected expenditures on intellectual property and other assets.  For the nine months ended December 31 2015, net cash used in investing activities was $55,940, which reflected expenditures on intellectual property and other assets.

Net cash provided by our financing activities during the nine months ended December 31, 2016 was $423,237, provided from advances from a related party of $423,237.  Net cash provided by our financing activities during the nine months ended December 31, 2015 was $10,239,717, provided from advances from a related party of $239,717 and $10,000,000 received from the sale of common stock.

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

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in GBP. Substantially all of our assets are denominated in GBP. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollar and the GBP. If the GBP depreciates against the U.S. dollar, the value of our GBP revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. An average appreciation (depreciation) of the GBP against the U.S. dollar of 5% would increase (decrease) our comprehensive income by $150,000 based on our outstanding revenues, costs and expenses, assets and liabilities denominated in GBP as of December 31, 2016. As of December 31, 2016, our accumulated other comprehensive loss was $630,688. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mr. Dewan F.H, Chowdhury, who is our Chief Executive Officer and Mr. Iain Anderson, who is our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

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

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to these assessments and recommendations, including:
•
Assembling a team from our finance department to be responsible for the preparation of financial statements under U.S. Securities laws.  Having identified the need to hire a CFO with US listed company experience, Mr. Iain Anderson has been employed by the Company and was appointed CFO on December 13, 2016;

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

In addition to the immediate remediation plan, we have started the process of improving our control environment. This project is being carried out in several phases detailed below:

• Phase 1: A detailed study has been conducted by an outside advisor, which has provided a detailed assessment of our current Internal Control Over Financial Reporting against COSO 2013 and the requirements set forth by Sarbanes-Oxley Act section 404. As a result, an action plan has been agreed upon.
• Phase 2: The action plan is in progress.
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

None.

ITEM 1A.  RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (1)

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

NEMAURA MEDICAL INC.

Dated: February 9, 2017	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: February 9, 2017	/s/ Iain S Anderson
Iain S Anderson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.