Form 10-K
period 2017-03-31
Nemaura Medical Inc.
filed 2017-06-27
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————
FORM 10-K
——————
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-194857

NEMAURA MEDICAL INC.
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the registrant's common stock held by non-affiliates computed based on the closing sales price of such stock on September 30, 2016 was $128,566,635.

The number of shares outstanding of the registrant's common stock, as of May 30, 2017 was 205,000,000.

NEMAURA MEDICAL INC.

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

In December 2013, we restructured the Company and re-domiciled as a domestic corporation in the United States.  The corporate re-organization was accomplished to preserve the tax advantages under the laws of the England and Wales tax laws for the benefit of the shareholders of both Dermal Diagnostics Limited ("DDL") and Trial Clinic Limited ("TCL").

 DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England. DDL was founded on January 20, 2009 to engage in the discovery, development and commercialization of diagnostic medical devices. The Company's initial focus has been on the development of a novel continuous glucose monitoring (CGM) device.

Our Products

The Company's initial focus has been on the development of a novel continuous glucose monitoring (CGM) device which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic transmitter device with a disposable or re-chargeable power source. CGM through a non-invasive patch can enable detection of changes in blood glucose levels. In 2015, we named our technology 'sugarBEAT.' We currently have two (2) CGM sugarBEAT devices, the first a watch product, where the transmitter is inside the watch, and the watch is directly connected to the sensor using a wire, and the second being a body worn transmitter device into which the sensor is directly attached and transmits data directly to a smart phone App.  The sugarBEAT device is referred to here as the packaging for the electronics that control and receive feedback from the "sensor-patch," which is based on our core platform technology.

The sugarBEAT works by extracting glucose from the skin into a chamber in the patch which is in direct contact with an electrode based sensor. On the watch device, the glucose sensor detects the level of glucose and stores the data on an internal memory platform, as well as displays the glucose reading on an LCD display.  An alarm is set-off when the reading is 'out of range'. On the body worn transmitter device the raw data is sent to a Mobile Phone App where it is processed by an algorithm and displayed as a glucose reading, with the ability to track and trend the data over days, weeks and months. One of the techniques utilized in this device, reverse Ionotophoresis, has been the subject of extensive studies with over twenty (20) clinical reports in the public domain, and was approved by both the FDA and EMEA (European Medicines Evaluation Agency). The effectiveness of the CGM device in blood sugar control facilitates therapeutic adjustments to avoid hypo-glycemic and hyper-glycemic excursions and better glycemic control through lifestyle management.

Additional applications for the sugarBEAT device may include:

• Development of a Web-server accessed by physicians and diabetic professionals to track the condition remotely thereby reducing healthcare costs and managing the condition more effectively;

• A complete virtual doctor that monitors a person's vital signs and transmits results via the web; and

• With further investment, other patches can be developed which are able to measure alternative analytes, including lactate, uric acid, lithium and drugs.  This would be a step-change in the monitoring of conditions, particularly in the hospital setting.  Lactate monitoring is currently used to determine the relative fitness of professional athletes.

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. We have devoted substantially all of our efforts establishing a new business and while operations have commenced we have generated revenue limited to license fees, from our limited operations.   We plan to take the following steps to implement our broad business strategy.  Our key commercial strategies post-approval will first be implemented in Europe and then in parts of the Middle East and Asia, and then the USA, as follows:

•  Develop our own specialty sales and marketing teams to market the sugarBEAT device in the European Union in partnership with our Joint Venture partner. We have a marketing rights agreement for the UK and Republic of Ireland (including the Isle of Man and the Channel Islands) with Dallas Burston Pharma (Jersey) Ltd. We have also signed an agreement with Dallas Burston Pharma (Jersey) Limited to collaborate on the sale of the device to other European territories as part of an equal joint venture agreement. The full commercial agreement outlining the details of the joint venture agreement is expected to be finalised by the end of August 2017.

We are in detailed discussions and negotiations with several other parties worldwide for licensing or entering in to joint venture agreements for the sale of the sugarBEAT.

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

•  Expand our product pipeline through our proprietary platform technologies, acquisitions and strategic licensing arrangements. We intend to leverage our proprietary platform technologies to grow our portfolio of product candidates for the diagnosis of diabetes and other diseases. In addition, we intend to license our product and acquire products and technologies that are consistent with our research and development and business focus and strategies. This may include drug delivery products for the improved management of diabetes, for example improved insulin injector systems, and/or combination drug products for diabetes related drugs.

Product Development

Management has extensive experience in regulatory and clinical development of diagnostic medical devices. We intend to take advantage of this experience in the field of diagnostic medical devices in an attempt to increase the probability of product approval. The overall regulatory process for diagnostic medical devices for diabetes is currently similar to those governing other diagnostic devices. The timelines are shorter than where for example new drugs or completely invasive diagnostic devices are trialled in clinics. The non-invasive nature of sugarBEAT means the device can be tested and evaluated for its clinical output, in this case the accuracy with which it can trend blood glucose levels, which is in the order of several hours and days to see the end point, as compared to several months and years for an invasive device. In addition, because the results are instantaneous, and the device is worn for 24 hours at any given time, the clinical trials do not initially require long term follow-up for primary endpoints which ordinarily would otherwise take significant periods of time to evaluate. Accordingly, we believe our clinical trials may enrol quickly and that the evaluable data will be made available to us quickly. We believe our experience in the clinical development of diabetes diagnostic medical devices, our familiarity with the regulatory approval process in the United Kingdom and the European Union and shorter development times may allow for our first product to emerge onto the commercial markets by the end of 2017.  As we continue to raise funds for marketing the device in some European Union territories, we will also collaborate with future licensees and marketing partners to achieve our product development and meet our projected milestones.

The table below provides our best estimate of our timeline:

Product Development Timelines

Milestone	Target Start Date	Target Completion Date
Submission for ethics approval for clinical testing
- complete technical dossier (including electrical safety test, industrial design, electronic design and software)
- Submission for ethics approval in India
	Submitted	Ethics approvals received
File algorithm patent (PCT/GB2013/051322) in all major global territories	September 1, 2014	Completed
Submission for first CE approval (with literature based clinical evaluation) (not wireless device)	Preparation ongoing	First CE approval received
Completion of clinical studies in Type I and Type II diabetic subjects to define final device claims and for submission for CE mark approval with final device claims.	July 2017	September 2017
Scale up commercial sensor/patch manufacturing (scale up means we have started looking at larger scales - sufficient for product launch in UK. It refers to the manufacture process for sensors.)	January 2017	Completed
Scale up device (transmitter) manufacturing	January 2017	August 2017
CE mark for body worn transmitter device	June 2017	September 2017
Launch in UK, then major territories in Europe	Q4 2017	Staggered launch
Acquisition and licensing of complementary technologies to be identified in the future	Ongoing	Ongoing

Market Opportunity for the Company's Products

According to the International Diabetes Federation Atlas (the "IDF"), there are approximately 382 million people in the world who had diabetes as of December 2013.  The IDF is predicting that by 2035 this will rise to 592 million people.  The number of people with type 2 diabetes is increasing in every country and currently eighty percent (80%) of people with diabetes live in low- and middle-income countries.  The greatest number of people with diabetes is between 40 and 59 years of age.

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

We believe our non-invasive sugarBEAT device possesses many significant advantages and may represent an ideal device for the detection of discordances in an individual's blood sugar levels. If approved for commercialization, we believe the sugarBEAT device may represent a best in class non-invasive continuous glucose monitoring device to reach those afflicted with diabetes. While we cannot estimate the market share that our sugarBEAT device may capture, we believe that the sugarBEAT device will capture a significant share of the non-invasive continuous glucose monitoring market, in-particular the market that has been established by the Abbot Freestyle Libre device for glucose trending.

Commercialization Plan

We intend to develop our products through the completion of European CE mark and FDA PMA approvals, to verify the claims that the device may be used as an adjunct to a finger-stick measurement, and/or a glucose trending device such as those claims made by the Abbott Freestyle Libre device. We will seek to partner with organizations that may facilitate the further development and distribution of our products at all stages of development. We also intend to seek strategic partners early in the research and development cycle for programs that may fall outside of our core competencies.

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

We anticipate that we will have competition from specific companies.  Although it is difficult to analyze our major competitors since currently there are no non-invasive diagnostic medical devices to continuously monitor blood glucose levels, we anticipate that specific companies may compete with us in the future. Echo Therapeutics, Inc.  (NASDAQ: ECTE) has developed the Symphony CGM System for use in the hospital critical care environment.  This device is for continuous glucose blood level monitoring in a critical care environment in hospitals.  This device does require the removal of the top layer of skin.  As a result, we do not believe this device is a direct competitor of our product and there have been no indications that it will receive product approval in Europe or US in the near term.

Competitor Data

Feature	Abbott FreeStyle Libre	MiniMed Paradigm® REAL-Time System	MiniMed Guardian® REAL-Time System	DexCom™ SEVEN® PLUS
Availability	Across the EU	Across the EU	United States Only	Across the EU
CE approval	2016	CE marked in 2012	Non CE approved as of June 2014	CE marked in 2009
Communicates with an insulin pump	No	Yes	No	No
Accuracy*	not known	98% readings are clinically significant i.e. are accurate	98% readings are clinically significant i.e. are accurate	98% readings are clinically significant i.e. are accurate
Skin-intrusive	yes – sensor inserted inside the skin	yes – sensor inserted inside the skin	yes – sensor inserted inside the skin	yes – sensor inserted inside the skin
Start-up Initialization Time	Up to 24 hours	2 hours	2 hours	2 hours
Calibration	Non	First calibration is 2 hours after insertion. Second calibration within next 6 hours after first, then every 12 hours.	First calibration is 2 hours after insertion. Second calibration within next 6 hours after first, then every 12 hours.	Calibrate every 12 hours, first calibration must have 2 done within 30 minutes of each other.
Displays glucose numbers	Every 5 minutes, retrospectively (i.e., only when scanned)	Every 5 minutes	Every 5 minutes	Every 5 minutes
Compute Software	Not known	Carelink™ Personal Software	Carelink™ Personal Software	DexCom Data Manager® 3 Software
Warranty	not known	6 months on transmitter, 4 years on insulin pump	9 months on transmitter, 1 year on monitor	1 year warranty for receiver and transmitter
Regulatory Approvals	CE	FDA and CE	FDA	FDA and CE
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

Regulatory Requirements

Our device has been electrically safety tested, and all biocompatibility conformance also demonstrated, against the relevant European Medical Device Directives. When new materials are introduced, these undergo a biocompatibility risk assessment, and further testing where necessary. Batches of the device and patches were manufactured for human clinical studies that took place between November 2014 and December 2015. This was a functional watch device with a wore connection to a skin adhered sensor and electrode. Subsequent to studies conducted in India the device received a CE mark approval for glucose trending in February 2016. The device has since been upgraded to include wireless communication from a body worn/adhered transmitter and also to reduce the device size, and with an enhanced sensor system. Further clinical studies are ongoing to confirm the accuracy of the device and absence of skin irritation after which a further CE submission will be made to include new claims on the basis of which the body worn device will be launched in those territories that accept the CE mark approval. The watch device has been further miniaturised and in light of its somewhat obtrusive nature, it has been reserved for future clinical studies in critical care settings.

Prior to launching commercial sales of our product, we must complete key material points:

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
•
Prepare the body worn transmitter, and sensor-electrode system for manufacturing for commercial sales, i.e., in large volumes. The patches (containing the sensors) and the device have been manufactured in small batches sufficient for clinical studies and laboratory testing. The scale up of the processes will be undertaken to mass-produce the sensors and patches and the devices in a scale that allows large volume batches to be produced cost effectively. This is necessary to ensure that the manufacturing costs of our products are minimized in order to effectively meet market demands.

Intellectual Property
Nemaura has retained Serjeants LLP in Leicester, UK as patent counsel with respect to all matters relating to our technologies.  The Company believes that clear and extensive patent coverage for its technologies is central to long-term success and will invest accordingly.  This applies to both domestic and international patent coverage.

A Patent and Know How License was entered into between The University of Bath (“Bath”) and Nemaura Pharma Limited, a related company (“Pharma”) on June 21, 2012 (the “License Agreement”).  Under the terms of the License Agreement, Bath has granted to Pharma an exclusive license throughout the world to conduct research and make, use, sell, import and otherwise deal in products consisting of the self-calibrating iontophoresis-based technology for the transdermal measurement of certain physiological analytes, such as glucose, lactate and urea, in humans as described in patents owned by Bath and know-how provided by Bath.  Pharma If implemented successfully this technology would alleviate the need for a finger prick calibration. However given most diabetics will take at least one finger prick measurement during the day, this technology is not essential for the success of Nemaura’s CGM and sugarBEAT device. Pharma shall develop and commercialize the licensed products and meet certain manufacturing and commercialization milestones.  If Pharma fails to meet the milestones, Bath has the right, but not the obligation, to give written notice to Pharma of the failure and provide Pharma with an additional four months to remedy such failure, and if it’s not remedied within that time, Bath has the right to make the license non-exclusive in respect of those analytes for which the milestones have not been achieved.  If Bath fails to give such notice following six (6) months of the end of the cure period it shall be deemed to have waived its right to make the Licence non-exclusive. As consideration for the license, Pharma paid Bath an insignificant upfront fee, and shall make milestone payments and pay a royalty on gross receipts from income on the sales of the products.  The agreement shall terminate upon expiration of all the patents, unless earlier terminated by Bath, or by Pharma.  The last patent terminates on June 21, 2021.  Pharma have the right to terminate this agreement upon three months’ written notice and Bath may terminate immediately upon written notice due to the occurrence of certain events, including, without limitation, our failure to make payments under the agreement, a material breach under the agreement, a petition, notice, resolution or order made in connection with winding up our business or for the appointment of an administrator, and other triggering events.

On July 9, 2014, the license agreement with Bath was assigned by Pharma to DDL by way of a Novation Agreement with Bath, and DDL assumed all rights and obligations thereunder.  All references to obligations above by Pharma are therefore assumed by DDL as of the date of the Novation agreement. At the time of the assignment of the license from Pharma to us, Bath had verbally agreed with us to extend the deadlines for achieving those milestones, but the new dates have not yet been determined and a formal written agreement has not yet been executed.  To date the technology underlying the Bath license agreement has not been, as is not required to be, incorporated into the Company’s technology platform, which platform is sufficient for us to commercialize the sugarBEAT device.  Future milestone payments and royalties to Bath are payable only if the Company determines to utilize the Bath technology.

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

These patent and license assignments cover aspects of the technology platform. Accordingly, all intellectual property essential to the sugarBEAT product is owned by the Company, and not subject to royalty payments.We intend to take the lead in the preservation and/or prosecution of these patents and patent applications going forward as required. It will be appreciated that the nature of Research and Development and commercialisation means there is a constant evolution and maturity of the product and technology and manufacture processes, until the point of commercialisation and often beyond. Additional patents will be filed as the development progresses, where deemed to be of value to protecting the technology platform and future modifications and improvements. Where patents cannot be secured, the intellectual property will be limited to know-how and trade secrets, and these will be diligently guarded.

EU 2306894 PCT/GB2009/001652 CA 276331 US 13/002,012 HK1156199 CN ZL200980130090.3 JP 2011-51599 IN 218-KOLNP/2011 AU 200965416 BR PI0915238-4
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
Date first filed:  June 30, 2008, Expires June 29, 2028
Patents Granted in EU, China and Hong Kong.

EU 2852323 UK GB1208950.4 PCT/GB2013/051322 CA 2873616 QA QA/201411/00408 AU 2013264992 US 14/403,098 BR 1120140288500 CN 201380026923.8 JP 2015513264 UAE P1268/14
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
Date first filed:  May 21, 2012, Expires May 20, 2032
Notice of acceptance to Grant in Australia received in May 2017.

PCT/EP2002/006637 EU EP1401532 US 7,555,337 CA 2,450,965 US 7,693,573
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
Date first filed: June 22, 2001, Expires June 21, 2021
All patents granted.

*  In reverse Iontophoresis two electrodes, small thin metal discs are positioned on the skin with a small gap of a few centimetres between the two electrodes. A small battery like that used in some watches is then attached to the electrodes, and when connected a small charge/current flows just below the skin that is in the region between the electrodes. As a result of this molecules such as glucose that are present just below the skin get pulled out of the skin with the flow of the charge/current to one of the electrodes.  A sensor present at that electrode measures the amount of glucose that has been pulled out of the skin with the flow of the charge/current. This is quantified and correlated with the blood glucose using a mathematical formula.

Our Patent Applications Pending:

Patches for Reverse Iontophoresis – Brazilian Patent Application P10915328-4
Patches for Reverse Iontophoresis – Canadian Patent Application 2766331
Patches for Reverse Iontophoresis – Indian Patent Application 218-KOLNP/2011
Patches for Reverse Iontophoresis – Japanese Patent Application 2011-51599
Patches for Reverse Iontophoresis – US Patent Application 13/002,012
Cumulative Measurement of an Analyte – Canadian Patent Application 2873616
Cumulative Measurement of an Analyte – Qatari Patent Application QA/201411/00408
Cumulative Measurement of an Analyte – US Patent Application 14/403,098
Cumulative Measurement of an Analyte – Brazilian Patent Application 1120140288500
Cumulative Measurement of an Analyte – Chinese Patent Application 201380026923.8
Cumulative Measurement of an Analyte – Japanese Patent Application 2015513264
Cumulative Measurement of an Analyte – UAE Patent Application P1268/14

Clinical Trials

Our clinical testing is conducted by contract clinical research organizations in various centres around the world to cover a wide demographic – including the Middle East, Asia, and Europe – and is managed by our in-house management team.

We have had 2 pre-submission meetings with the FDA whereby the regulatory approval route has been defined by the FDA as being PMA and clinical roadmap clarified. As a result, a detailed clinical plan has been developed and approved internally and a clinical site in Europe has been selected and audited and approved for commencement of clinical studies using the body worn transmitter device version of the sugarBEAT.

Research and development

We spent $1,034,605 and $1,028,224 in 2017 and 2016, respectively on research and development. We anticipate that for the year ending March 2018, research and development expenditures will increase to further develop the device for commercial launch in the UK and Europe.

Development and clinical test costs in support of our current product, as well as costs to file patents and revise and update previous filings on our technologies, will continue to be substantial as we assess the next steps to advance the product.

Current Development and Commercial Status

We perform medical device research and manufacturing of a glucose monitoring system named 'sugarBEAT.' The sugarBEAT device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes, and may also be used to screen pre-diabetic patients. The sugarBEAT device extracts analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and the signal is processed and converted to glucose readings using algorithms. The original version of this technology consisted of a device designed for clinical use, which was directly connected to a patch containing a sensor. This device did not have any wireless methods of data transport and all data transport was using a USB cable. The clinical device has been further developed and is available in two variants for all future applications:

(1) The first of these variants consists of a patch containing a sensor that is applied to the skin. Glucose is extracted from the skin into the patch and the raw data is wirelessly sent to a reader. This reader may be a discrete hand-held device specifically produced for the sugarBEAT or it may be a smart phone or smart watch. The reader processes the raw data using algorithms and presents these as glucose readings.

(2) The second variant consists of a watch-like device with a screen, and the device directly connects to the patch containing a sensor (using a wire) and provides direct glucose readings on the screen.

We have undertaken a CE approval, which is the process to achieve a mandatory conformity marking for the sugarBEAT device to allow it to be legally sold in the European Union. It is a manufacturers' declaration that the product meets the requirements of the applicable European laws.  In 2015, we applied to obtain the CE approval for our clinical CGM sugarBEAT system.  In February 2016, the CE certificate was granted.

Since our first CE mark application for sugarBEAT, we have created a new version of the CGM.  The new device iterations are as described above, as variant 1 and 2, with the two key differences being firstly the new devices are smaller than the first device produced, and secondly the new devices have wireless communication means in the form of Bluetooth. It is our intent to submit a new CE mark application in Q3 2017 for the body worn transmitter device.  Although at this time we may not seek to commercially market and sell the initial sugarBeat device, we may continue to use it in clinics, or sell it as an introductory product in the event there are delays in securing CE approval of the variants for the new version of the CGM.

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. We plan to take the following steps to implement our broad business strategy.  Our key commercial targets:

•
Develop our own specialty sales and marketing teams to market the sugarBEAT device in the European Union.  We have a marketing license agreement for the UK and Republic of Ireland with DB Pharma (Jersey) Ltd. This agreement is in addition to the planned 50/50 joint venture agreement (currently in negotiation) with the same party for product launch in all territories in the EU outside of the UK, Channel Islands, the Isle of Man and the Republic of Ireland.

•
Develop a Clinical and Commercialization Strategy for Product launch in the USA. We expect to conduct studies for a US PMA submission in 2017. In parallel we intend to investigate and develop the optimal product launch and commercialization strategy for the USA.

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

•
Expand our product pipeline through our proprietary platform technologies, acquisitions and strategic licensing arrangements. We intend to leverage our proprietary platform technologies to grow our portfolio of product candidates for the diagnosis of diabetes and other diseases. In addition, we intend to license our product and acquire products and technologies that are consistent with our research and development and business focus and strategies including improved delivery systems for insulin and other diabetes related medicines that would complement the diagnostic platform, and enhance our position as a key player in the diabetes field.

Manufacturing

Manufacturers for our sensors are Parlex (a division of Johnson Electrics), Isle of White, UK; Polarseal Limited, Surrey, England for our patches; and Datalink Limited located in Loughborough, UK manufactures our electronics.

We expect to enter into the following types of agreements during the course of the year ending March 31, 2018:

-	Manufacturing agreements for the sensor manufacture
-	Manufacturing agreements for the patch manufacture
-	Manufacturing agreements for the CGM watch device and transmitter device manufacture

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

In addition, we are in detailed discussions and negotiations with Dallas Burston Pharma (Jersey) Limited regarding a planned joint venture agreement whereby we will share the costs and net profits of the sales of our sugarBEAT system in all territories in Europe, with the exception of the United Kingdom, which is the subject of a separate agreement with Dallas Burston Pharma (Jersey) Limited. As of the current date, we have not finalized any joint venture agreement, although it is expected this agreement will be finalised by the end of August 2017.

Regulatory matters

Government authorities in the United Kingdom and Wales and the European Union as well as other foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labelling, promotion, advertising, distribution, sampling, marketing and import and export of medical devices, including patches and other pharmaceutical products. Our Patches for Reverse Iontophoresis in the United Kingdom and Wales will be subject to strict regulation and require regulatory approval prior to commercial distribution. The process of obtaining governmental approvals and complying with ongoing regulatory requirements requires the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals. If we fail to comply with applicable regulatory requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the authority's refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.  At this time, we are not seeking FDA approval and we are not seeking to conduct clinical studies or to market the sugarBEAT device in the United States.

The European Commission on Public Health (the "ECPH") provides the regulation for the development and commercialization of new medical diagnostic devices.  Any medical device placed on the European market must comply with the relevant legislation, notably with Directive 93/42/EEC, with the active implantable devices Directive 90/385/EEC or with the in vitro devices Directive 98/79/EC. We must first determine whether the device we intend to manufacture or import falls under any of these directives.  All medical devices must fulfil the essential requirements set out in the above-mentioned directives.  Where available, relevant standards may be used to demonstrate compliance with the essential requirements defined in the devices Directives.

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

The CE approval is the process of achieving a mandatory conformity marking for the sugarBEAT device to allow it to be legally sold in the European Union. It is a manufacturers' declaration that the product meets the requirements of the applicable European laws. The process for the sugarBEAT device CE submission and approval will involve the following:

1.  The device is classified depending on certain categories described by the European Directive with Class I products being low risk (e.g. band aid plasters), through Class III devices being the highest risk. The classes are Class I, IIa, IIb and III. Risk is based upon the potential harm to the patient should a problem arise with a product or its use. The sugarBEAT device is classed as a IIa device.

2.  A 'technical file' containing all of the information required to demonstrate that the product meets the essential requirements of the European directive will be prepared.  This includes information relating to performance and safety of the device such as product specifications, labelling, instructions for use, risk analysis and specific test information/clinical evidence relating to the product that support the claims being made for the product.

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

Employees

We currently directly employ 3 full-time personnel, and numerous personnel and experts totaling more than 12 people at any given time are indirectly employed on our projects via various contract organizations and consultancies. We believe our relationships with our employees and contractors are good.  We expect the total number of direct employees to exceed 30 upon first product launch in the UK and EU.

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

The development, testing, manufacturing and marketing of our product is subject to extensive regulation by governmental authorities in Great Britain and the European Union. In particular, the process of obtaining CE approval by a Notified Body, a third party that can carry out a conformity assessment recognized by the European Union, is costly and time consuming, and the time required for such approval is uncertain. Our product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated for the CE. Such regulatory review includes the determination of manufacturing capability and product performance.  As of the date of this filing we have not applied for CE approval for the latest version of our product.

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

We may encounter delays in the development and commercialization, or fail to obtain marketing approval, of the sugarBEAT device or any other future products if we are unable to enrol enough patients to complete clinical trials. Our ability to enrol sufficient numbers of patients in our clinical trials depends on many factors, including the severity of illness of the population, the size of the patient population, the nature of the clinical protocol, the proximity of patients to clinical sites, and the eligibility criteria for the trial and competing clinical trials. Delays in planned patient enrolment may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

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

To the extent that consultants or key employees apply technological information independently developed by them or by others to our product, disputes may arise as to the proprietary rights of the information, which may not be resolved in our favour. Consultants and key employees that work with our confidential and proprietary technologies are required to assign all intellectual property rights in their discoveries to us. However, these consultants or key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors. If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time consuming and the outcome would be unpredictable. In addition, courts in Great Britain and the European Union are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any contractual claim to this information, and our business could be harmed.

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

We have incurred net losses every year since our inception in 2009 and have not generated revenue from the period of our inception from product sales or licenses to date. As of March 31, 2017, we had an accumulated deficit of approximately $7.2 million. We may expect to incur losses for the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

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

Our functional currency is the Great Britain Pound Sterling ("GBP").  The reporting currency is the United States dollar (US$).  Income and expenditures are translated at the average exchange rates prevailing during the reporting period.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Stockholder's equity is translated into United States dollars from GBP at historical exchange rates.  Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert GBP into foreign currencies and, if the GBP were to decline in value, reducing our revenue in U.S. dollar terms.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). We have not entered into agreements or purchased instruments to hedge our exchange rate risks. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

In addition, following the UK's Brexit vote to leave the EU, there has been a weakening of GBP against many currencies. We expect to have to pay some of our service providers and vendors in USD and we will pay approximately 15% more at present than we would have done prior to the Brexit vote. The currency exchange rate continues to be very unstable and therefore the future impact or further weakening of GBP is not known at this time.

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

Manufacturing, labelling, storage and distribution activities also are subject to strict regulation and licensing by government authorities. The manufacturing facilities for our product will be subject to periodic inspection by the regulatory authorities and from time to time, these agencies may send notice of deficiencies as a result of such inspections. Our failure or the failure of our manufacturing facilities, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the authorities, including the interruption or prevention of marketing, closure of our manufacturing facilities, and fines or penalties.

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

In addition to seeking approval from the United Kingdom and the European Union for the sugarBEAT device, we may seek regulatory approval from Saudi Arabia and the United Arab Emirates, and the USA, to market the sugarBEAT device however there is no guarantee we will do so. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. The ability to market our product could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.  Marketing of our product in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

Prior to 2014, we were a private company with a short operating history and limited accounting personnel and other resources with which to address our internal control and procedures over financial reporting.  We have identified material weaknesses, which include (i) the limited segregation of duties and level of supervision and a lack of sufficient personnel with an appropriate level of accounting knowledge, experience and training in the application of US GAAP commensurate with our financial reporting requirements, specifically there is a limited review of financial reporting, as well as a review of financial presentation; (ii) limited reconciliations and board approval of related party transactions. We will continue to implement measures to remedy these material weaknesses as well as other deficiencies.  If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our commons stock.

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

We have disclosed a material weakness in our internal control over financial reporting which could have an adverse effect on our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.
We have disclosed a material weakness in our internal control over financial reporting due to our (i) inability to employ sufficient personnel to review our financial reports and disclosure matters, and to implement policies and procedures to analyze, document, monitor and report on non-routine and complex transactions that require management estimation or judgment; and (ii) with respect to related party transactions, we have limited policies and procedures to ensure that financial statement disclosures reconcile fully to the underlying accounting records for these transactions and Board approval of these transactions is not properly documented.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our accounting processes and personnel before we can consider the material weakness remediated. Management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to the timely production and filing of financial information. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.
A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While considerable actions have been taken and are underway to improve our internal controls in response to the identified material weaknesses and further action steps to strengthen controls have been taken, additional work continues to address and remediate the identified material weakness. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective internal controls over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

We do not have any independent directors serving on our board of directors, which could present the potential for conflicts of interest.
We do not have a majority of independent directors serving on our board of directors.  In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors.
We do not have a separately designated independent audit committee.  Our board of directors performs the functions of an audit committee.
An audit committee primarily functions to monitor the integrity and quality of financial reports, sound business risk practices and ethical behavior, compliance with regulatory and legal requirements and has independent oversight of the company’s independent auditor. Because we only have two directors, one of which is also an executive officer, without independent oversight of these functions, there is the potential that management may not have the ability to be objective with respect to certain business practices and to evaluate risk in a manner in which the best interests of the stockholders are considered. This could present the potential for a conflict of interest between us and our stockholders.
Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2017 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

A limited trading market for our Common Stock may result in limited liquidity for shares of our Common Stock and significant volatility in our stock price.

Our Stock is quoted on the OTC Pink. The OTC Pink is generally regarded as a less efficient and less prestigious trading market than the other OTC Markets and national securities exchanges. There is no assurance if or when our Common Stock will be quoted on another more prestigious exchange or market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our Common Stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price. As a result of the lack of trading activity, the quoted price for our Common Stock on OTC Pink is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders of our Common Stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, and the market value of our Common Stock would likely decline.

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

The interests of Dr. Chowdhury, or the controlling shareholders, may not always coincide with the interests of us and our other shareholders, and the controlling shareholders may exert significant control or substantial influence over us and may take actions that are not in, or may conflict with, public shareholders' best interests.

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

We may not manage to implement changes to our control environment within the timeframes required

We have identified changes that we need to make to our control environment in order to move to SOX compliance. Whilst we have an action plan in place, it may not be possible for us to implement all of the changes required by the required date.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began quotation on the OTCBB under the symbol "NMRD" on November 4, 2014.  On June 1, 2016, our common stock began quotation on the OTC Pink.  There has been limited trading in our common stock, and as a result we don't have an established trading market.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2016	High Bid	Low Bid
First Quarter	2.00	0.90
Second Quarter	2.00	0.25
Third Quarter	2.10	1.75
Fourth Quarter	4.75	1.75

Fiscal Year 2017	High Bid	Low Bid
First Quarter	1.99	1.50
Second Quarter	1.95	1.90
Third Quarter	1.90	1.50
Fourth Quarter	2.50	1.40

Fiscal Year 2018	High Bid	Low Bid
First Quarter (through June 16, 2017)	6.90	5.35

As of May 30, 2017, we had approximately 81 holders on record of our common stock.

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

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2017.

ITEM 6.   SELECTED FINANCIAL DATA.
Financial highlights

Year Ended March 31,	2017		2016		2015		2014

Net loss		$(1,551,266)		$(1,539,637)		$(1,319,840)		$(586,233)
Diluted loss per share	$	*	$	*	$	*	$	*
Cash, cash equivalents, and short-term investments		$2,779,309		$9,403,965		$354,749		$1,873,141
Total assets		$7,401,906		$9,732,783		$913,108		$2,049,774
Long-term obligations		$-		$-		$(170,000)		$-
Stockholders' equity/(deficit)		$5,366,500		$7,678,765		$(917,411)		$373,900

* less than $0.01
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

We are a holding corporation that owns one hundred percent (100%) of a diagnostic medical device company specializing in discovering, developing and commercializing specialty medical devices. We were organized on December 24, 2013 under the laws of the State of Nevada. We own one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed on December 12, 2013. Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation formed on December 11, 2013. Dermal Diagnostics (Holdings) Limited owns one hundred percent (100%) of the stock in DDL, an England and Wales corporation formed on January 20, 2009, and one hundred percent (100%) of the stock in TCL, an England and Wales corporation formed on January 12, 2011.

In December 2013, we restructured the Company and re-domiciled as a domestic corporation in the United States. The corporate re-organization was accomplished to preserve the tax advantages under the laws of the England and Wales tax laws for the benefit of the shareholders of both DDL and TCL.

Affiliated Company Relationships

Pharma was incorporated in November 2005. Through October 2013, all technology development and related transactions were incurred by Pharma.  As new technology platforms were invented and developed, additional companies were set up to contain these new technology platforms to aid in the process of raising further investments to progress the development of these subsequent technologies. However, due to the small size of the operations, low number of employees and laboratory and office space required, only one payroll was maintained initially.  Invoices were posted in Pharma and recharges were made as required. Prior to the year ended March 31, 2016, recharges included a proportion of the overhead allocated based on management's assessment.  Management believes that the allocation methodologies are reasonable.

Dr. D. F Chowdhury and Mr. Bashir Timol are officers of Pharma.  However, Pharma plans a management restructuring and a new management team is planned to be recruited in due course, aligned with commercial launch plans. The current management at DDL, including Dr. D. F. Chowdhury will allocate 15% of their time to oversee the current operations at Pharma and the implementation of the new management team and to provide ongoing support in an advisory role. Pharma is a drug delivery company, which means that its activities are entirely related to the delivery of drugs to the body of a human or animal subject.  DDL is a diagnostic company, which means it is entirely focused on extracting molecules from the human or animal subject and analyzing it to make a diagnosis or to monitor the level of a particular molecule such as glucose. These are two independent businesses engaged in different activities, therefore there is no conflict of interest between the two and management does not see any conflicts arising from the allocations of some of DDL management time to overseeing the operations of Pharma.

For the years ended March 31, 2017 and 2016, Pharma paid Dr. Chowdhury $105,168 and $ 90,370 respectively.  These payments were solely for work that Dr. Chowdhury performed for Pharma in his capacity as Manager.  These amounts have not been recharged to Nemaura Medical Inc. and are not included in our financial statements.

RESULTS OF OPERATIONS

Management's plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2017, the Company had approximate cash and fixed rate cash account balances of $7,138,000, working capital of $1,978,000, total stockholders' equity of $5,367,000 and an accumulated deficit of $7,153,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

●	obtaining regulatory approval for the sugarBEAT device
●	pursuing additional capital raising opportunities;
●	exploring licensing opportunities; and
●	developing the sugarBEAT device for commercialization.

Results of Operations

Year Ended March 31, 2017 Compared To The Year Ended March 31, 2016

Revenue

There was no revenue recognized in the years ended March 31, 2017 and March 31, 2016.  In 2014, we received an upfront non-refundable cash payment of approximately $1.67 million in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT  patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at March 31, 2017 and 2016, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $1,034,605 and $1,028,224 for the years ended March 31, 2017 and 2016, respectively. This amount consisted primarily of expenditure on sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditure for improvements made to the sugarBEAT device. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $516,661 and $511,413 for the years ended March 31, 2017 and 2016, respectively.  These consisted primarily of legal, professional and audit fees plus wages.  We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy and legal fees associated with planned fundraising.

Other Comprehensive Income

For the years ended March 31, 2017 and 2016 other comprehensive (loss)/income was ($760,999) and $135,813 respectively, arising from foreign currency translation adjustments.

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

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $7,152,633 through March 31, 2017.  We have historically financed our operations through the issuances of equity, UK government grants and contributions of services from related entities.

At March 31, 2017, the Company had net working capital of $1,978,024 which included cash and short-term fixed rate cash account balances of $2,779,309.  The Company reported a net loss of $1,551,266 for the year ended March 31, 2017.

While our current cash level (including fixed rate cash accounts) is sufficient for the completion of the clinical studies and the initial scale up of our manufacturing, our long term business plan is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

We believe the cash position as of March 31, 2017 is adequate for our current level of operations through June 2018, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the following:

–  Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.
–  Complete clinical studies for CE approval of the body worn miniaturised device with Bluetooth connectivity.

In November 2015 we received proceeds of $10,000,000 in connection with the private placement of 5 million shares and warrants for up to 10 million shares of our common stock.

Operating activities

Net cash consumed by our operating activities for the year ended March 31, 2017 was $1,192,828 which reflected our net loss of $1,551,266, and offset by an increase in accounts payable, liability due to related parties and accrued expenses of $252,638, and by a decrease in prepayments and other receivables of $85,367.

Net cash consumed by our operating activities for the year ended March 31, 2016 was $1,209,365 which reflected our net loss of $1,539,637, a decrease in accounts payable and accrued expenses of $160,983 and offset by a decrease in prepayments and other receivables of $224,392 and decrease in prepayment to related party of $249,459.

Net cash consumed by our operating activities for the year ended March 31, 2015 was $1,432,863 which reflected our net loss of $1,319,840 and an increase in prepayments and other receivables of $407,805 and offset by an increase in accounts payable and accrued expenses of $117,226 and $170,000 respectively.

Net cash used in investing activities was $6,306,089 for the year ended March 31, 2017, which reflected the expenditures made in developing intellectual property, primarily related to patent filings of $73,070 and property and equipment of $6,519 and $6,226,500 invested in fixed rate savings account.

Net cash used in investing activities was $87,564 for the year ended March 31, 2016, which reflected the expenditures made in developing intellectual property, primarily related to patent filings of $78,197 and property and equipment of $9,367.

Net cash used in investing activities was $6,740 for the year ended March 31, 2015, which reflected the decrease in restricted cash of $85,462 and the purchase of intellectual property of $76,745 and property and equipment of $15,457.

Net cash provided by financing activities was $10,299,434 for the year ended March 31, 2016.   Net cash provided by financing activities represents proceeds from the issuance of common stock for cash of $10,000,000 and costs paid for by a related party of $299,434.

For the years ended March 31, 2017 and 2015, there were no financing activities.

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

The Company recognizes up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer. However, where further performance criteria must be met, revenue is deferred and recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is minimal.  We have no bank borrowings and, although we have placed funds on deposit to earn interest during the year, these are of fixed-term and fixed-rate and therefore offer little exposure to interest rate risk.

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash and fixed rate deposits are denominated in Pounds Sterling, with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At March 31, 2017, the Company held approximately USD 7 million in GBP-denominated bank and fixed rate cash accounts.  Based on this balance, a 1% depreciation of the Pound against the US dollar would cause an approximate USD 70 thousand reduction in cash and fixed rate deposit account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

NEMAURA MEDICAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Nemaura Medical Inc.
Loughborough, United Kingdom

We have audited the accompanying consolidated balance sheet of Nemaura Medical Inc. and its subsidiaries (the “Company”) as of March 31, 2017, and the related statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year then ended March 31, 2017.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the Standards of the Public Accounting Oversight Board (United States).  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2017, and the results of its operations and its cash flows for the year ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company has significant transactions and relationships with related parties that are described in Note 7 to the consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, during the year ended March 31, 2017, the Company adopted new accounting guidance with respect to management's evaluation of the entity's ability to continue as a going concern. Our opinion is not modified with respect to this matter.

/s/ Crowe Horwath LLP
Denver, Colorado
June 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Nemaura Medical Inc.

We have audited the accompanying consolidated balance sheet of Nemaura Medical Inc. and its subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of comprehensive income/(loss), changes in stockholders’ equity (deficit), and cash flows for each of the years ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nemaura Medical Inc. and its subsidiaries as of March 31, 2016, and the results of their operations and their cash flows for each of the years ended March 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The Company has significant transactions and relationships with related parties that are described in Note 8 to the consolidated financial statements. It is possible that the terms of these transactions may not be the same as those that would result from transactions among unrelated parties.

/s/ GHP Horwath, P.C.
Denver, Colorado
June 13, 2016

NEMAURA MEDICAL INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of March 31,
	2017 ($)	2016 ($)

ASSETS
Current Assets:
Cash	911,359	9,403,965
Fixed rate cash account	1,867,950	-
Prepaid expenses and other receivables	51,086	148,274
Total Current Assets	2,830,395	9,552,239

Other Assets:
Property and equipment, net	9,161	7,649
Intangible assets, net of accumulated amortization	203,800	172,895
	212,961	180,544

Long Term Assets:
Fixed rate cash account	4,358,550	-

Total assets	7,401,906	9,732,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	77,530	73,015
Liability due to related party	687,609	494,145
Other liabilities and accrued expenses	87,232	90,853

Total current liabilities	852,371	658,013

Deferred revenue	1,183,035	1,396,005
	1,183,035	1,396,005

Total liabilities	2,035,406	2,054,018

Commitments and contingencies

Stockholders' equity:

Common stock, $0.001 par value, 420,000,000 shares authorized and 205,000,000 shares issued and outstanding (205,000,000 at March 31, 2016)	205,000	205,000

Additional paid in capital	12,919,672	12,919,672
Accumulated deficit	(7,152,633)	(5,601,367)
Accumulated other comprehensive income/(loss)	(605,539)	155,460
Total stockholders' equity	5,366,500	7,678,765
Total liabilities and stockholders' equity	7,401,906	9,732,783

See notes to the consolidated financial statements

NEMAURA MEDICAL INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended March 31,
	2017 ($)	2016 ($)	2015 ($)
Revenues
Total revenues	-	-	-

Operating expenses:
Research and development	1,034,605	1,028,224	824,503
General and administrative	516,661	511,413	495,337
Total operating expenses	1,551,266	1,539,637	1,319,840

Loss from operations	(1,551,266)	(1,539,637)	(1,319,840)

Net loss	(1,551,266)	(1,539,637)	(1,319,840)

Other comprehensive income/ (loss)
Foreign currency translation adjustment	(760,999)	135,813	28,529
Comprehensive loss	(2,312,265)	(1,403,824)	(1,291,311)

Loss per share
Basic and diluted	*	*	*

Weighted average number of shares outstanding	205,000,000	201,726,027	200,000,000

* less than $0.01
See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
YEARS ENDED MARCH 31, 2017 AND 2016

	Share capital ($)	Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Income ($)	Total Stockholders' Equity ($)

Balance at April 1, 2014	200,000	2,924,672	(2,741,890)	(8,882)	373,900
Net loss	-	-	(1,319,840)	-	(1,319,840)
Other comprehensive income - foreign currency translation gain	-	-	-	28,529	28,529
Balance at March 31, 2015	200,000	2,924,672	(4,061,730)	19,647	(917,411)

Common stock issued for cash	5,000	9,995,000	-	-	10,000,000
Net loss	-	-	(1,539,637)	-	(1,539,637)
Other comprehensive income - foreign currency translation gain	-	-	-	135,813	135,813
Balance at March 31, 2016	205,000	12,919,672	(5,601,367)	155,460	7,678,765

Net loss	-	-	(1,551,266)	-	(1,551,266)
Other comprehensive income - foreign currency translation loss	-	-	-	(760,999)	(760,999)
Balance at March 31, 2017	205,000	12,919,672	(7,152,633)	(605,539)	5,366,500

See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2017 ($)	2016 ($)	2015 ($)
Cash Flows from Operating Activities:
Net loss	(1,551,266)	(1,539,637)	(1,319,840)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,433	17,404	7,556
Changes in assets and liabilities:
Prepaid expenses and other receivables	85,367	224,392	(407,805)
Prepayment to related party for clinical trials	-	249,459	-
Accounts payable	2,522	(31,279)	117,226
Liability due to related party	270,975	-	-
Accrued expenses	(20,859)	(129,704)	170,000
Net cash used in operating activities	(1,192,828)	(1,209,365)	(1,432,863)

Cash Flows from Investing Activities:
Decrease in restricted cash	-	-	85,462
Purchase of intangible assets	(73,070)	(78,197)	(76,745)
Purchase of property and equipment	(6,519)	(9,367)	(15,457)
Fixed rate savings account	(6,226,500)	-	-
Net cash used in investing activities	(6,306,089)	(87,564)	(6,740)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	-	10,000,000	-
Net advances from related party	-	299,434	-
Net cash provided by financing activities	-	10,299,434	-

Net (decrease)/increase in cash	(7,498,917)	9,002,505	(1,439,603)
Effect of exchange rate changes on cash	(993,689)	46,711	(78,789)
Cash and cash equivalents, beginning of period	9,403,965	354,749	1,873,141
Cash at end of period	911,359	9,403,965	354,749

See notes to the consolidated financial statements
Supplemental disclosure of cash flow information:

Schedule of non-cash investing and financing transactions:
Transfer of property and equipment and intangible assets to related party	-	23,428	-

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 1 – ORGANIZATION, PRINCIPAL ACTIVITIES AND MANAGEMENT'S PLANS
Nemaura Medical Inc. ("Nemaura" or the "Company"), through its operating subsidiaries, performs medical device research of a continuous glucose monitoring system ("CGM"), named sugarBEAT. The sugarBEAT device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes, and may also be used to screen pre-diabetic patients. The sugarBEAT device extracts analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and interpreted using a unique algorithm.

Nemaura is a Nevada holding company organized in 2013. Nemaura owns one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed ("RGL") on December 12, 2013.  Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation ("DDHL") formed on December 11, 2013, which in turn owns one hundred percent (100%) of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 ("DDL"), and one hundred percent (100%) of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 ("TCL").

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company's initial focus has been on the development of the sugarBEAT device, which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels. Except for a US cash account (approximately $48,000 at March 31, 2017), all of the Company’s operations and assets are located in England.

The following diagram illustrates Nemaura's corporate and shareholder structure as of March 31, 2017:

Nemaura Medical Inc. Nevada Corporation

Region Green Limited British Virgin Islands Corporation

Dermal Diagnostics (Holdings) Limited England and Wales Corporation

Dermal Diagnostics Limited England and Wales Corporation	Trial Clinic Limited England and Wales Corporation

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

The Company has a limited operating history, recurring losses from operations and an accumulated deficit as of March 31, 2017.  The Company expects to continue to incur losses from operations at least until clinical trials are completed later this year and the product becomes available to be marketed.  Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these March 31, 2017 consolidated financial statements, and considered the expected expenses to be incurred along with its available cash, and has determined that there is not substantial doubt as to its ability to continue as a going concern for at least one year subsequent to the date of issuance of these financial statements. The Company has approximately $900,000 of readily available cash on hand at March 31, 2017 and approximately $1.9 million available June 2017.  In addition, the Company has approximately $4.4 million of cash in a fixed rate deposit account which comes due in July 2018.

Management's strategic plans include the following:

- continuing to advance commercialization of the Company's principal product, in the UK, European and other international markets;

- pursuing additional capital raising opportunities; and

- continuing to explore and execute prospective partnering or distribution opportunities.

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

(a)  Cash and cash equivalents

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

(b) Fixed rate cash accounts:

From time to time the Company invests funds in fixed rate cash savings accounts.  These accounts, at the time of the initial investment, provide a higher interest rate than other bank accounts, and also require the Company to maintain the funds in the accounts for a period of time, $1,868,000 through June 2017 and $4,359,000 through December 2018.  Early withdrawal may generally be made for liquidity needs.

(c) Fair value of financial instruments

The Company's financial instruments primarily consist of cash, fixed rate cash accounts, and accounts payable.  As of the year-end dates, the estimated fair values of non-related party financial instruments were not materially different from their carrying values as presented, due to their short maturities. The fair value of amounts payable to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

(d) Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally four years for fixtures and fittings.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

(e) Intangible assets

Intangible assets consist of licenses and patents associated with the sugarBEAT device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years.

(f) Revenue Recognition

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

(g) Research and development expenses

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

(h) Income taxes

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended March 31, 2017, 2016 and 2015.

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as  of March 31, 2017 and 2016. For the years ended March 31, 2017 and 2016, warrants to purchase 10 million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

(j) Use of estimates

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

(k) Foreign currency translation

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

	2017	2016
Year end GBP : US$ exchange rate	1:1.2453	1:1.4318
Average period/yearly GBP : US$ exchange rate	1:1.3146	1:1.5224

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.

(l) Recent accounting pronouncements

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures, which are expected to be insignificant until the Company begins to generate revenue. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 describes how an entity's management should assess, considering both quantitative and qualitative factors, whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued, which represents a change from the existing literature that requires consideration about an entity's ability to continue as a going concern within one year after the balance sheet date. The Company adopted this standard during the fourth quarter of the year ended March 31, 2017.  The implementation of this standard did not have a material impact on its consolidated financial statements but did result in additional disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and retail inventory method (RIM) are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely align U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years and interim periods within those years, beginning after December 15, 2016. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU will not have a material effect on the Company's consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU. No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016, and interim periods within those annual reporting periods. The Company adopted this standard during the fourth quarter of the year ended March 31, 2017, and it did not have any impact to the Company's financial statements.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016- 02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company has not yet determined the effect of the standard on its ongoing reporting.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect this ASU to have a material effect on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU. No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. ASU No. 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements and related disclosures.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the effect of this standard on its ongoing reporting.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 is intended to reduce diversity in how certain cash receipts and cash payments are presented in the statement of cash flows. The new guidance clarifies the classification of cash activity related to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity-method investments, and beneficial interests in securitization transactions. The guidance also describes a predominance principle pursuant to which cash flows with aspects of more than one class that cannot be separated should be classified based on the activity that is likely to be the predominant source or use of cash flow. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures, but does not expect it to have a material effect on the Company's consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company is currently evaluating the impact this standard will have on its financial statements and related disclosures.

(m) Revisions to December 31, 2016 interim reporting

In preparing the Company's March 31, 2017 consolidated financial statements, the Company determined that an error was made in the December 31, 2016 interim reporting relating to presentation of funds invested in fixed rate cash savings accounts.  Under ASC 230 generally, only investments with original maturities of three months or less qualify as cash equivalents.  In December 2016, the Company invested approximately $6.2 million in fixed rate cash savings accounts that mature in June 2017 and June 2018 (as described in Note 3 (b)).  In the interim consolidated financial statements for December 31, 2016, the Company classified these amounts as cash on the balance sheet and on the statement of cash flows.  The error resulted in overstatement of cash at December 31, 2016 by $6.2 million, understatement of fixed rate savings accounts at December 31, 2016 by $6.2 million, and a misstatement on the statement of cash flows for the nine months ended December 31, 2016 as the cash invested in fixed rate savings accounts of $6.2 million was not presented as an investing activity.  There was no impact to net loss, liabilities or stockholders’ equity. Additionally, as the initial investment was made in December 2016, there was no impact to any earlier interim or year-end financial statements. As of and for the year ended March 31, 2017, the fixed rate savings accounts are presented correctly in the balance sheet and in the statement of cash flows.  The Company assessed the materiality of this misstatement in the December 31, 2016 interim period financial statements in accordance with the SEC's Staff Accounting Bulletin (SAB) No. 99, Materiality, codified in ASC No. 250, Presentation of Financial Statements, and concluded that the misstatement was not material to the interim period, and, therefore, an amendment to the previously filed interim financial statement report was not required.  The Company will adjust its previously filed financial statements for the impact on the third quarter 2016 information when it is presented in future filings containing such information.

Reconciliation Between Amounts Previously Reported and Corrected Amounts

The impact of each of the corrections on financial statement line items as of and for the nine months ended December 31, 2016 is presented below (unaudited):

	As originally reported ($)	Adjustment ($)	As corrected ($)
Balance sheet:
Cash	7,593,354	(6,200,000)	1,393,354
Fixed rate cash accounts, current	-	1,860,000	1,860,000
Fixed rate cash accounts, long-term	-	4,340,000	4,340,000
Statement of cash flows:
Cash flows from investing activities:
Fixed rate savings accounts	-	(6,200,000)	(6,200,000)

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

(n) Risks and Uncertainties

The Company is in the development stage of one primary product that it expects to introduce to the UK market after completion of clinical trials and CE mark approval (European Union approval of the product). The Company has entered into sales and marketing agreements for the product, but has not yet entered into manufacturing agreements.  These matters raise uncertainties as regulatory acceptance of the Company’s primary product development efforts and if acceptance is attained, the cost structure to produce the product.

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device  and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up front cash payment of GBP 1,000,000 (approximately $1.245 million and $1.432 million as of March 31, 2017 and March 31, 2016 respectively) which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT device to occur in the year ending March 31, 2018, approximately $62,000 of the deferred revenue has been classified as a current liability.

In April 2014, a Letter of Intent was signed with the third party which specified a 10 year term and in November 2015, a Licence, Supply and Distribution agreement with an initial 5 year term was executed. The Company grants the exclusive right to market and promote its product in the United Kingdom, and purchase the product at specified prices.

NOTE 5– PROPERTY AND EQUIPMENT

As of March 31, 2017, and March 31, 2016 property and equipment is summarized as follows.

	March 31, 2017 ($)	March 31, 2016 ($)
Fixtures and fittings	16,163	11,496
Less accumulated depreciation	(7,002)	(3,847)
	9,161	7,649

NOTE 6 - INTANGIBLE ASSETS

As of March 31, 2017 and March 31, 2016 intangible assets are summarized as follows:

	March 31, 2017 ($)	March 31, 2016 ($)
Patents and licenses	244,457	201,629
Less accumulated amortization	(40,657)	(28,731)
	203,800	172,895

Estimated amortization expense is approximately $15,000 for each of the next five years.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 7 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company's majority shareholder, DFH Chowdhury.

In accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin 55, these financial statements are intended to reflect all costs associated with the operations of DDL and TCL.  Pharma has invoiced DDL and TCL for research and development services. In addition, certain operating expenses of DDL and TCL were incurred and paid by Pharma and NDM which have been invoiced to the Company.  Certain costs incurred by Pharma and NDM are directly attributable to DDL and TCL and such costs were billed to the Company.  Prior to the year ended March 31, 2016, other costs were shared between the organizations.  In situations where the costs were shared, expense has been allocated between Pharma and NDM and DDL and TCL using a fixed percentage allocation and were billed to the Company.  Management believes the allocation methodologies used are reasonable.  DDL and TCL advanced Pharma certain amounts to cover a portion of the costs.

Following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2017, 2016 and 2015. These amounts are unsecured, interest free, and payable on demand.

	Year Ended March 31, 2017 ($)	Year Ended March 31, 2016 ($)	Year Ended March 31, 2015 ($)
Balance due (to)/from Pharma and NDM at beginning of period	(494,145)	192,484	-
Amounts advanced to Pharma	-	58,197	567,633
Amounts received from Pharma	(2,480)	(228,361)	(7,692)
Reduction in prepayments to Pharma for clinical trials (1)	-	(247,596)	(257,441)
Amounts invoiced by Pharma to DDL and TCL (1)	(577,481)	(331,714)	(107,058)
Amounts invoiced by DDL to Pharma	15,305	16,307	-
Amounts repaid by DDL to Pharma	249,060	-	-
Amounts paid by DDL on behalf of Pharma	42,403	-	-
Sale of fixed and intangible assets to Pharma and NDM	-	17,775	-
Foreign exchange differences	79,729	28,763	(2,988)
Net balance due (to)/from Pharma and NDM at end of the period	(687,609)	(494,145)	192,484

(1)  These amounts are included primarily in research and development expenses charged to the Company by Pharma and NDM were $577,481, $579,310 and $364,499 for the years 2017, 2016 and 2015 respectively.

NOTE 8 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the State of Nevada in the U.S., and is subject to U.S. federal corporate income tax at progressive rates ranging from 15% to 35%. The state of Nevada does not impose any state corporate income tax.

British Virgin Islands

RGL is incorporated in the British Virgin Islands ("BVI"). Under the current laws of the BVI, RGL is not subject to tax on income or capital gains. In addition, upon payments of dividends by RGL, no BVI withholding tax is imposed. During the years ended March 31, 2017, 2016 and 2015, there was no income or expenses in the BVI.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

UK

DDL, TCL and DDHL are all incorporated in the United Kingdom (UK) and the applicable UK statutory income tax rate for these companies is 20%.

For the years ended March 31, 2017, 2016 and 2015 loss before income tax expense (benefit) arose in the UK and U.S.
	Year ended March 31,
	2017	2016	2015
	$	$	$
Loss before income taxes arising in UK	(1,251,870)	(1,300,468)	(979,014)
Loss before income taxes arising in United States	(299,396)	(239,169)	(340,826)
Total loss before income tax	(1,551,266)	(1,539,637)	(1,319,840)

Reconciliation of our effective tax rate to income (loss) to the statutory U.S federal tax rate is as follows:

	Year ended March 31,
	2017		2016		2015
	$		$		$
Loss before income taxes	(1,551,266)		(1,539,637)		(1,319,840)
Expected tax benefit	(527,000)	(34%)	(523,000)	(34%)	(449,000)	(34%)
Foreign tax differential	217,000	14%	216,000	14%	133,000	10%
Enhanced research and development	(198,000)	(13%)	(177,000)	(11%)	(148,000)	(11%)
Change in valuation allowance	455,000	29%	484,000	31%	458,000	35%
Actual income tax benefit	-	-	-	-	-	-

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of March 31,
	2017	2016
	$	$
Net operating tax loss carried forwards	1,818,000	1,363,000
Valuation allowance	(1,818,000)	(1,363,000)
Net deferred tax assets	-	-

For each of the years ended March 31, 2017, 2016 and 2015, the Company did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.
The Company mainly files income tax returns in the United States and the UK. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2014.   The UK tax returns for the Company's UK subsidiaries are open to examination by the UK tax authorities for the tax years beginning in April 1, 2011.
As of March 31, 2017, the Company has net operating losses (NOLs) of approximately $0.9 million in the US and $5.8 million in the UK. These UK NOLs may be carried forward indefinitely. The US NOLs will expire through 2036.
NOTE 9 – STOCKHOLDERS' EQUITY

In November 2015, the Company issued 5 million shares of common stock and warrants to purchase 10 million shares of common stock for total proceeds of $10 million. The warrants are exercisable at $0.50 per share through to the fifth anniversary of the listing of the Company on a national exchange.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information:

	Quarter Ended
2017	June 30		Sept. 30		Dec. 31		March 31
Total revenue		$-		$-		$-		$-
Loss from operations		$(494,183)		$(322,482)		$(375,366)		$(359,235)
Net loss		$(494,183)		$(322,482)		$(375,366)		$(359,235)
Basic and diluted loss per share	$	*	$	*	$	*	$	*
Weighted average number of shares outstanding		205,000,000		205,000,000		205,000,000		205,000,000

	Quarter Ended
2016	June 30		Sept. 30		Dec. 31		March 31
Total revenue		$-		$-		$-		$-
Loss from operations		$(402,826)		$(390,309)		$(328,784)		$(417,718)
Net loss		$(402,826)		$(390,309)		$(328,784)		$(417,718)
Basic and diluted loss per share	$	*	$	*	$	*	$	*
Weighted average number of shares outstanding		200,000,000		200,000,000		201,902,174		201,726,027

* less than $0.01

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Mr. Dewan F.H. Chowdhury, who is our Chief Executive Officer and Mr Iain S. Anderson, who is our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2017.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2017:

•
Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  This has resulted in a number of internal control deficiencies.  Specifically,

•
there is a lack of segregation of duties in the processing of financial transactions which could result in inappropriate initiation, processing and review of transactions and the financial reporting of such transactions whether due to errors or fraud;

•	there is a lack of review and approval of journal entries which could result in the improper initiation and reporting of transactions; and

•	there is a lack of access controls and documentation over the Company’s IT applications which could result in the improper initiation and reporting of significant transactions.

•
Management has identified that there is a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company. This could result in the improper reporting of significant transactions or arrangements.

•
Related party transactions. Specifically, there are limited policies and procedures to ensure that financial statement disclosures reconcile fully to the underlying accounting records and that Board approval of these transactions is not documented.

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

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to these assessments and recommendations, including:

•
Assembling a team from our finance department to be responsible for the preparation of financial statements under U.S. Securities laws, including hiring additional qualified personnel such as a CFO with US listed company experience.

•
In assembling this team, the Company will put in place controls to segregate duties in the processing of key transactions, controls to ensure the review and approval of journal entries and controls to ensure that access to IT systems is limited to authorized users and adequately documented based on the applications and their functions within the organization.

•
Engaging a third party consulting firm to assist in assessing, designing, implementing, and monitoring controls related to financial statement preparation, IT general controls, journal entries, and significant operating processes.

•
Organizing regular training sessions on US GAAP for our finance department in the form of workshops, seminars and newsletters as well as requiring our finance personnel to participate in annual in-house or public US GAAP training courses; and

•
Implementing stronger internal controls and processes over related party transactions including segregating reviews and approvals, as well as continuing efforts to reduce the amount and volume of related party transactions; and

•
Establishing an audit committee with an "audit committee financial expert" within the definition of the applicable Securities and Exchange Commission. The committee will be helped by an outsourced internal audit department to review our internal control processes, policies and procedures to ensure compliance with the Sarbanes-Oxley Act.

In addition of the immediate remediation plan, we will put our effort, in the coming year, in improving our control environment. This project will be carried in several phases detailed below:

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
•
Phase 3: In the third and last phase of this plan, once implemented, we will put a great emphasis in testing the operating effectiveness of the controls. In addition, the company will focus on the design and implementation of Key Performance Indicators (KPIs) in order to measure the quality of the processes in place, and the efficiency of the controls.

As described below, certain aspects of this plan were implemented in the year ended March 31, 2017 and other aspects are expected to be implemented on, or around, the time that we are prepared to take our sugarBEAT product to market.

Attestation Report of the Registered Public Accounting Firm

As an Emerging Growth Company, we are not required to provide in this Annual Report on Form 10-K, an attestation report of our registered public accounting firm on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2017, we began to implement the remediation plan discussed above.  We have implemented the following changes:

•
On December 12, 2016, appointed Mr. Iain Anderson, to serve as the Chief Financial Officer.  Mr. Anderson has served as the Financial Controller for the Company on a part-time basis since August 2016.  His responsibilities include the preparation and management of the Company's accounts.   Prior to his employment with the Company, Mr. Anderson had more than 20 years' experience in working for US-owned businesses. From May 2014 to July 2016, Mr. Anderson was the European Controller for Lamons (a division of TriMas Corporation). From December 2013 to April 2014, he was the Financial Controller for SPS Technologies Limited (a subsidiary of Precision Castparts Corporation).  From May 2013 to November 2013, he was Head of Accounting – Northern Europe for Hospira, Inc. From May 2011 to April 2013, he was Financial Controller for Air Bearings Limited (a subsidiary of Hitachi).  Mr. Anderson has been a Chartered Certified Accountant since 1993. Mr. Anderson received a Masters in Business Administration from Loughborough University in 1999.  During his time with the company and prior to this, Mr. Anderson has undertaken a number of training courses and regular updates on developments in US GAAP.

•
During the fourth quarter, engaged a third party consulting firm to help us assess our current internal control over financial reporting against COSO 2013, as well as identifying a gap analysis, suggest improvements in controls, and assist us in testing our control systems.  These items have been completed for certain of our controls, including purchasing processes, payment processes, and month end closing procedures.

There have been no other changes in our internal control over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Directors and Executive Officers
Name	Age	Position
Dewan Fazlul Hoque Chowdhury	44	Chief Executive Officer, President, Chairman and Director
Bashir Timol	42	Director
Iain Anderson	57	Chief Financial Officer
Professor Karrar Khan	80	Director of Product Development
David Scott	65	Director of Commercial Development and Licensing
Dr. Richard Toon	46	Business and Technical Development Manager

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

Iain Anderson.  Mr Anderson qualified as a Chartered Certified Accountant in 1993 whilst working for Touche Ross (now Deloitte) and received an MBA from Loughborough University in 1999.  Having initially worked in accounting practices in audit and accounting roles, he has since worked in industry for a number of businesses, including more than 20 years with American-owned companies.  These have included subsidiaries of publicly-owned corporations such as Hitachi, TriMas Corporation, Precision Castparts Corporation and Hospira Inc., with site and regional responsibility for group reporting and SOX compliance.  His current responsibilities include the preparation of accounting information, development of the internal control environment of the company and regulatory compliance.

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

Corporate Governance

We are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.  Further, we have not applied for a listing with a national exchange or in an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  We have no independent directors on our Board of Directors as defined in Item 407 of Regulation S-K.  At this time our entire Board of Directors is responsible for the duties and obligations of an Audit, Compensation and Nominating Committees.

In the future we will conduct our regular Board of Director meetings on the last business Friday of each quarter for the calendar year.  Each of our directors attended our previous meetings. We have no standing committees regarding compensation, audit or other nominating committees.

Stockholder Communications

At our future annual shareholders meetings, each shareholder will be given specific information on how he/she can direct communications to the Officers and Directors of the corporation.  All communications from shareholders will be relayed to the members of the Board of Directors.

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

Corporate Governance

At such time as we determine to list our shares of common stock on a national securities exchange we will comply with such exchange's corporate governance requirements, including establishing standing audit, compensation and nominating and corporate governance committees.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

This table provides disclosure, for fiscal years 2017 and 2016 the compensation paid to DFH Chowdhury, the Company CEO. No other directors or officers have employment contracts with the Company. There are no benefits paid to DFH Chowdhury other than salary.

Named Executive Officer and Principal Position	Year	Salary ($)

DFH Chowdhury	2017	105,168
President, Chief Executive Officer (Principal Executive Officer)	2016	73,266

Iain Anderson	2017	34,761
Chief Financial Officer (Principal Financial Officer)	2016	-0-

Dr. Chowdhury

Dr. Chowdhury receives an annual salary of £90,000 pounds sterling or $118,000 USD.  Under the executive employment agreement Dr. Chowdhury's annual salary was adjusted on a pro rata basis to reflect only work that was performed for Nemaura Medical Inc. The disclosure set forth in the table reflects his pro rata compensation from April 1, 2015 through March 31, 2017.

Dr. Chowdhury's contract is for an unspecified period.  He may leave the Company with notice or the Company may terminate his contract with notice.  Termination may be with or without cause.

Our contract with Dr. Chowdhury does not include any provision for stock options or equity incentives.

Mr. Anderson

Mr. Anderson was appointed as our Chief Financial Officer on December 12, 2016.  We do not have a written employment contract with our Chief Financial Officer, Iain Anderson.  We have agreed to pay Mr. Anderson, an annual salary of £80,000 (approximately USD100,000), which amount shall be prorated for the 2017 fiscal year.  Either party may terminate employment by providing the other party with no less than three months' prior notice.

Outstanding equity awards for 2017

There are no outstanding equity awards as of the fiscal year ended March 31, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth certain information as of May 30, 2017 regarding the beneficial ownership of our Common Stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our Common Stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person's address is c/o NEMAURA MEDICAL INC., Advanced Technology Innovation Centre, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom LE11 3QF. Shares of Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of May 30, 2017, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Beneficial Ownership
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Total Voting Power[1]
Chowdhury, Dewan F.H.	87,537,000	42.70%
Iain Anderson	-0-	-0-
Timol, Bashir	27,082,100	13.21%
Karrar Khan	3,000	[2]
David Scott	3,000	[2]
Richard Toon	3,000	[2]
Total Officers and Directors as a Group	114,628,100	55.92%
Holders of 5% or more of our Common Stock
Ismail, Sufyan	22,705,250	11.08%
[1] Based upon 205,000,000 shares of our Common Stock outstanding. [2] Holds less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as set forth in Note 7 of the Consolidated Financial Statements, as of the beginning of the last fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our officers, directors or their family members.

Director Independence

We are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of our board of directors be independent. At this time, we do not have any independent directors. At such time as we determine to list our shares of common stock on a national securities exchange we will comply with such exchange's corporate governance requirements, including having a board comprised of a majority of independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

In our Form 8-K filed on January 13, 2017, we advised that we had received notice from our independent registered public accounting firm, GHP Horwath, P.C. ("GHP"), that GHP had chosen not to stand for re-appointment as the Company's auditor, and effective as of January 13, 2017, the client-auditor relationship between the Company and GHP ceased. The resignation of GHP was not recommended by the Company's Board of Directors nor was the Board's approval required. We disclosed in our Form 8-K filed on January 13, 2017, that we engaged Crowe Horwath LLP ("Crowe") as our new independent registered public accounting firm effective January 20, 2017. The engagement of Crowe Horwath LLP was approved by our Board of Directors.

The following table sets forth the aggregate fees billed to us by GHP for the fiscal year ended March 31, 2016 and a portion of the fiscal year ended March 31, 2017, as well as Crowe fees to be billed in connection with the audit of our financial statements for the year ended March 31, 2017.

	Crowe	GHP
	2017	2016
Audit Fees	$84,000	$69,000
Audit Related Fees
Tax Fees	6,000	11,000
Other Fees
Totals	$90,000	$80,000

Audit fees represent amounts billed for professional services rendered or expected to be rendered for the audit of our annual financial statements.

Audit-related fees represent professional services rendered or expected to be rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees

Tax fees represent professional services rendered or expected to be rendered by the accounting firm for tax compliance.

The Board of Directors of the Company approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Exhibits:

Exhibit No.	Description
3.1*	Articles of Incorporation filed March 28, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
3.2*	Bylaws (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
4.1*	Form of Subscription Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
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

10.17*+	License, Supply and Distribution Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.18*	Verbal Agreement between the Company and Iain Anderson regarding compensation. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 13, 2016)
14.1*	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
23.1	Consent of Crowe Horwath LLP
23.2	Consent of GHP Horwath, P.C.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements

*Previously filed
+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 27, 2017 by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Iain S. Anderson
Iain S. Anderson Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on June 27, 2017, in the capacities indicated.

Name	Position	Date
/s/ Dewan F.H. Chowdhury	President, Chief Executive Officer (Principal Executive Officer) Chief Financial Officer	June 27, 2017
Dewan F.H, Chowdhury

/s/ Iain Anderson	Chief Financial Officer (Principal Financial Officer)	June 27, 2017
Iain Anderson

/s/ Bashir Timol	Director	June 27, 2017
Bashir Timol