Form 10-Q
period 2017-06-30
Nemaura Medical Inc.
filed 2017-08-08
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2017
or
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
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares of common stock, par value $0.001 per share outstanding as of July 21, 2017 was 205,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2017 ($)	As of March 31, 2017 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	1,284,443	911,359
Fixed rate cash account	1,294,900	1,867,950
Prepaid expenses and other receivables	65,751	51,086
Total Current Assets	2,645,094	2,830,395

Other Assets:
Property and equipment, net	8,476	9,161
Intangible assets, net of accumulated amortization	220,384	203,800
	228,860	212,961

Long Term Assets:
Fixed rate cash account	4,532,150	4,358,550

Total assets	7,406,104	7,401,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	97,275	77,530
Liability due to related party	812,229	687,609
Other liabilities and accrued expenses	137,348	87,232
Total current liabilities	1,046,852	852,371

Deferred revenue	1,197,784	1,183,035
	1,197,784	1,183,035

Total liabilities	2,244,636	2,035,406

Commitments and contingencies:

Stockholders’ Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized and 205,000,000
shares issued and outstanding	205,000	205,000
Additional paid in capital	12,919,672	12,919,672
Accumulated deficit	(7,560,420)	(7,152,633)
Accumulated other comprehensive (loss)/income	(402,784)	(605,539)
Total stockholders’ equity	5,161,468	5,366,500
Total liabilities and stockholders’ equity	7,406,104	7,401,906

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Income/(Loss)
(Unaudited)

	Three Months Ended June 30,
	2017 ($)	2016 ($)

Revenue:	-	-
Total revenue	-	-

Operating Expenses:
Research and development	149,198	306,081
General and administrative	268,122	188,102
Total operating expenses	417,320	494,183

Loss from operations	(417,320)	(494,183)

Interest income	9,533	-

Net loss	(407,787)	(494,183)

Other comprehensive income:
Foreign currency translation adjustment	202,755	(530,015)
Comprehensive loss	(205,032)	(1,024,198)

Loss per share
Basic and diluted	*	*
Weighted average number of shares outstanding	205,000,000	205,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2017 ($)	2016 ($)

Cash Flows From Operating Activities:
Net Loss	(407,787)	(494,183)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,069	4,917
Changes in assets and liabilities:
Prepaid expenses and other receivables	(13,014)	34,573
Accounts payable	17,949	41,876
Liability due to related party	95,617	193,419
Other liabilities and accrued expenses	14,200	-
Net cash used in operating activities	(287,966)	(219,398)

Cash Flows From Investing Activities:
Purchase of intangible assets	(12,358)	(34,769)
Fixed rate savings account	647,450	-
Net cash provided by (used in) investing activities	635,092	(34,769)

Net increase (decrease) in cash	347,126	(254,167)
Effect of exchange rate changes on cash	25,958	(655,649)
Cash at beginning of period	911,359	9,403,965
Cash at end of period	1,284,443	8,494,149

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2017 and 2016
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

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company's initial focus has been on the development of the sugarBEAT device, which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels. Except for a US cash account (approximately $48,000 at June 30, 2017), all of the Company’s operations and assets are located in England.

The following diagram illustrates our corporate and shareholder structure as of June 30, 2017:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2017 and 2016
(Unaudited)

The Company has a limited operating history, recurring losses from operations and an accumulated deficit of $7,560,420 as of June 30, 2017.  The Company expects to continue to incur losses from operations at least until clinical trials are completed later this year and the product becomes available to be marketed.  Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these June 30, 2017 consolidated financial statements, and considered the expected expenses to be incurred along with its available cash, and has determined that there is not substantial doubt as to its ability to continue as a going concern for at least one year subsequent to the date of issuance of these financial statements. The Company has approximately $1,284,000 of readily available cash on hand at June 30, 2017 and approximately $1.3 million will be available in December 2017, which is currently in a fixed rate deposit account.  In addition, the Company has approximately $4.5 million of cash in a fixed rate deposit account which comes due in December 2018.

Management's strategic plans include the following:

- continuing to advance commercialization of the Company's principal product, in the UK, European and other international markets;

- pursuing additional capital raising opportunities; and

- continuing to explore and execute prospective partnering or distribution opportunities.

NOTE 2 -- BASIS OF PRESENTATION

(a)	Basis of presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company’s subsidiaries, DDL, TCL, DDHL and RGL.  The consolidated financial statements are prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2017 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the Year Ended March 31, 2017.  The results of operations for the period ended June 30, 2017 are not necessarily an indication of operating results for the full year.

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

From time to time the Company invests funds in fixed rate cash savings accounts.  These accounts, at the time of the initial investment, provide a higher interest rate than other bank accounts, and also require the Company to maintain the funds in the accounts for a period of time, $1,295,000 through December 2017 and $4,532,000 through December 2018.  Early withdrawal may generally be made for liquidity needs.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2017 and 2016
(Unaudited)

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

The Company may enter into product development and other agreements and with collaborative partners. The terms of the agreements may include nonrefundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the three months ended 30 June, 2017 and 2016.

(i)	Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of 30 June, 2017 and 2016. For the three months ended 30 June, 2017 and 2016, warrants to purchase 10 million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share.

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

The translation rates are as follows:

	Three months ended June 30, 2017 (unaudited)	Three months ended June 30, 2016 (unaudited)	Twelve months ended March 31, 2017
Period end GBP : US$ exchange rate	1.294	1.332	1.245
Average period/yearly GBP : US$ exchange rate	1.275	1.394	1.315

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive loss in stockholders' equity.

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
Three Months Ended June 30, 2017 and 2016
(Unaudited)

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

(m)	Risks and Uncertainties

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

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2017 and 2016
(Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device  and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up front cash payment of GBP 1,000,000 (approximately $1.294 million and $1.245 million as of June 30, 2017 and March 31, 2017 respectively) which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT device to occur in the year ending March 31, 2018, approximately $96,000 of the deferred revenue has been classified as a current liability.

In April 2014, a Letter of Intent was signed with the third party which specified a 10 year term and in November 2015, a Licence, Supply and Distribution agreement with an initial 5 year term was executed. The Company grants the exclusive right to market and promote its product in the United Kingdom, and purchase the product at specified prices.

NOTE 5 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company’s majority shareholder, Dewan F.H. Chowdhury.

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

Following is a summary of activity between the Company and Pharma and NDM for the three months ended June 30, 2017 and 2016. These amounts are unsecured, interest free, and payable on demand.

	Three Months Ended June 30, 2017 (unaudited) ($)	Three Months Ended June 30, 2016 (unaudited) ($)
Balance due from (to) Pharma and NDM at beginning of period	(687,609)	(494,145)
Amounts invoiced by Pharma to DDL and TCL (1)	(95,617)	(209,444)
Amounts invoiced by DDL to Pharma	-	16,025
Foreign exchange differences	(29,003)	41,667
Balance due to Pharma and NDM at end of the period	(812,229)	(645,897)

(1)  These amounts are included primarily in research and development expenses charged to the Company by Pharma and NDM.

Subsequent to June 30, 2017, the Company made payments to Pharma on the outstanding balances at June 30, 2017 of $440,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2017, the Company had approximate cash and fixed rate cash account balances of $7,111,000, working capital of $1,598,000, total stockholders' equity of $5,161,000 and an accumulated deficit of $7,560,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

• obtaining regulatory approval for the sugarBEAT device
• pursuing additional capital raising opportunities;
• exploring licensing opportunities; and
• developing the sugarBEAT device for commercialization.

Results of Operations

Comparative Results for the Three Months Ended June 30, 2017 and 2016

Revenue

There was no revenue recognized in the three months ended June 30, 2017 and 2016.  In 2014, we received an upfront non-refundable cash payment of approximately $1.67 million in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT  patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at June 30, 2017, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $149,198 and $306,081 for the three months ended June 30, 2017 and 2016, respectively. This amount consisted primarily of expenditure on sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditure for improvements made to the sugarBEAT device.  The decrease of $156,883 is due to decreases in these costs as the sugarBEAT product is nearing completion.

General and Administrative Expenses

General and administrative expenses were $268,122 and $188,102 for the three months ended June 30, 2017 and 2016, respectively.  These consisted of fees for legal, professional, audit services, charitable donations and wages.  We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy and legal fees associated with planned fundraising.

Other Comprehensive Loss

For the three months ended June 30, 2017 and 2016, other comprehensive income (loss) was $202,755 and ($530,015) respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $7,560,420 through June 30, 2017.  We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At June 30, 2017, the Company had net working capital of $1,598,242 which included cash and short-term fixed rate cash account balances of $2,579,343. The Company reported a net loss of $407,787 for the three months ended June 30, 2017.

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

We believe the cash position as of June 30, 2017 is adequate for our current level of operations through September 2018, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the following:

–  Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.

–  Complete clinical studies for CE approval of the body worn miniaturised device with Bluetooth connectivity.

In November 2015 we received proceeds of $10,000,000 in connection with the private placement of 5 million shares and warrants for up to 10 million shares of our common stock.

Operating activities

Net cash consumed by our operating activities for the three months ended June 30, 2017 was $287,966 which reflected our net loss of $407,787, and offset by an increase in accounts payable, liability due to related parties and accrued expenses of $127,766, and increased by a rise in prepayments and other receivables of $13,014.

Net cash used by our operating activities for the three months ended June 30, 2016 was $219,398 which reflected our net loss of $494,183 together with a decrease in prepayments and other receivables of $34,573, an increase in accounts payable and other liabilities of $41,876 and advances from a related party of $193,419.

Net cash realised by investing activities was $635,092 for the three months ended June 30, 2017, which reflected $647,450 returned from the maturity of a fixed rate savings account, but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $12,358.

Net cash used in investing activities was $34,769 for the three months ended June 30, 2016, which reflected expenditures on intellectual property.

For the three months ended June 30, 2017 and 2016, there were no financing activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is minimal.  We have no bank borrowings and, although we have placed funds on deposit to earn interest during the year, these are of fixed-term and fixed-rate and therefore offer little exposure to interest rate risk.

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash and fixed rate deposits are denominated in Pounds Sterling, with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At June 30, 2017, the Company held approximately $7 million in GBP-denominated bank and fixed rate cash accounts.  Based on this balance, a 1% depreciation of the Pound against the US dollar would cause an approximate $70 thousand reduction in cash and fixed rate deposit account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mr. Dewan F.H. Chowdhury, who is our Chief Executive Officer and Mr Iain S. Anderson, who is our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2017, at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Changes in Internal Control over Financial Reporting

As of June 30, 2017, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our Annual Report on Form 10-K for the year ended March 31, 2017, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2017. Accordingly, our internal control over financial reporting is not effective as of June 30, 2017 because of the material weaknesses identified and described below.

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

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to the material weaknesses, including:
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

Further information regarding our remediation plans is contained in our Annual Report on Form 10-K for the year ended March 31, 2017.   While we are continuing to address these issues, we have not completed any of these remedial actions as of the date of this report.

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

NEMAURA MEDICAL INC.

Dated: August 8, 2017	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: August 8, 2017	/s/ Iain S Anderson
Iain S. Anderson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002