Form 10-Q
period 2017-12-31
Nemaura Medical Inc.
filed 2018-02-09
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  December 31, 2017
or
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

The number of shares of common stock, par value $0.001 per share outstanding as of February 7, 2018 was 67,676,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of December 31, 2017 ($)	As of March 31, 2017 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	1,664,616	911,359
Fixed rate cash account	4,789,129	1,867,950
Prepaid expenses and other receivables	109,878	51,086
Total Current Assets	6,563,623	2,830,395

Other Assets:
Property and equipment, net	6,651	9,161
Intangible assets, net of accumulated amortization	231,915	203,800
	238,566	212,961

Long Term Assets:
Fixed rate cash account	-	4,358,550

Total assets	6,802,189	7,401,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	65,370	77,530
Liability due to related party	826,310	687,609
Other liabilities and accrued expenses	162,811	87,232
Total current liabilities	1,054,491	852,371

Deferred revenue	1,249,675	1,183,035
	1,249,675	1,183,035

Total liabilities	2,304,166	2,035,406

Commitments and contingencies:

Stockholders' Equity:
Convertible preferred stock, $0.001 par value, 200,000 shares authorized and 137,324 outstanding at December 31, 2017	137	-
Common stock, $0.001 par value,
420,000,000 shares authorized and 67,676,000 and 205,000,000
shares issued and outstanding, at December 31, 2017 and March 31, 2017 respectively	67,676	205,000
Additional paid in capital	13,056,861	12,919,672
Accumulated deficit	(8,419,817)	(7,152,633)
Accumulated other comprehensive loss	(206,834)	(605,539)
Total stockholders' equity	4,498,023	5,366,500
Total liabilities and stockholders' equity	6,802,189	7,401,906

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements Of Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017 ($)	2016 ($)	2017 ($)	2016 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	355,300	267,638	713,585	794,433
General and administrative	121,053	107,728	627,605	397,598
Total operating expenses	476,353	375,366	1,341,190	1,192,031

Loss from operations	(476,353)	(375,366)	(1,341,190)	(1,192,031)

Interest income	9,988	-	74,006	-

Net loss	(466,365)	(375,366)	(1,267,184)	(1,192,031)

Other comprehensive income (loss):
Foreign currency translation adjustment	36,641	(396,445)	398,705	(786,148)
Comprehensive loss	(429,724)	(771,811)	(868,479)	(1,978,179)

Loss per share
Basic and diluted	*	*	*	*
Weighted average number of shares outstanding	121,411,478	205,000,000	177,035,840	205,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2017 ($)	2016 ($)

Cash Flows From Operating Activities:
Net loss	(1,267,184)	(1,192,031)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,467	15,629
Changes in assets and liabilities:
Prepaid expenses and other receivables	(63,405)	69,121
Accounts payable	(15,355)	(20,584)
Liability due to related party	77,654	423,237
Other liabilities and accrued expenses	43,223	-
Interest receivable	(58,504)	-
Net cash used in operating activities	(1,261,104)	(704,628)

Cash Flows From Investing Activities:
Purchase of intangible assets	(29,732)	(57,630)
Purchase of property and equipment	-	(6,641)
Proceeds from fixed rate savings account	1,955,489	-
Net cash provided by (used in) investing activities	1,925,757	(64,271)

Net increase/(decrease) in cash	664,653	(768,899)
Effect of exchange rate changes on cash	88,604	(1,041,712)
Cash at beginning of period	911,359	9,403,965
Cash at end of period	1,664,616	7,593,354

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2017 and 2016
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

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company's initial focus has been on the development of the sugarBEAT device, which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels. Except for a US cash account (approximately $48,000 at December 31, 2017), all of the Company's operations and assets are located in England.

The following diagram illustrates our corporate and shareholder structure as of December 31, 2017:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2017 and 2016
(Unaudited)

The Company has a limited operating history, recurring losses from operations and an accumulated deficit of $8,419,817 as of December 31, 2017.  The Company expects to continue to incur losses from operations at least until clinical trials are completed and the product becomes available to be marketed.  Management has evaluated its ability to continue as a going concern for the next twelve months from the issuance of these December 31, 2017 consolidated financial statements, and considered the expected expenses to be incurred along with its available cash, and has determined that there is not substantial doubt as to its ability to continue as a going concern for at least one year subsequent to the date of issuance of these financial statements. The Company has $1,664,616 of readily available cash on hand at December 31, 2017 and approximately $4.79 million of cash in a fixed rate deposit account which matures in December 2018 (see note 3(b)).

Management's strategic plans include the following:

- continuing to advance commercialization of the Company's principal product, in the UK, European and other international markets;

- pursuing additional capital raising opportunities; and

- continuing to explore and execute prospective partnering or distribution opportunities.

NOTE 2 -- BASIS OF PRESENTATION

(a)	Basis of presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's subsidiaries, DDL, TCL, DDHL and RGL.  The consolidated financial statements are prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at December 31, 2017 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Report on Form 10-K for the Year Ended March 31, 2017.  The results of operations for the period ended December 31, 2017 are not necessarily an indication of operating results for the full year.

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

From time to time the Company invests funds in fixed rate cash savings accounts.  These accounts, at the time of the initial investment, provide a higher interest rate than other bank accounts, and also require the Company to maintain the funds in the accounts for a period of time, $4,789,000 through December 2018.  Early withdrawal may generally be made for liquidity needs.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2017 and 2016
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
Three and Nine Months Ended December 31, 2017 and 2016
(Unaudited)

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the three months and nine months ended December 31, 2017 and 2016.  The Company's deferred tax asset consists primarily of net operating loss carried forwards, and are fully allowed for as realization of these assets is not considered to be more likely than not.

In December 2017, the US Tax Cuts and Jobs Act (the"Act") was signed into law.  Generally, this Act reduces corporate rates from a top rate of 35% to a top rate of 21%, effective January 1, 2018.  As the Company's US operations are minimal, and all deferred tax assets are fully allowed for, there is no significant impact to the Company as of and for the three and nine month periods ended December 31, 2017.

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of December 31, 2017 and 2016. For the three and nine month periods ended December 31, 2017 and 2016, warrants to purchase 10 million shares of common stock, and for the three and nine month period ended December 31, 2017, preferred shares potentially convertible into 137,324,000 of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share.

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

The translation rates are as follows:

	Nine months ended December 31, 2017 (unaudited)	Nine months ended December 31, 2016 (unaudited)	Three months ended December 31, 2017 (unaudited)	Three months ended December 31, 2016 (unaudited)	Twelve months ended March 31, 2017
Period end GBP: US$ exchange rate	1.351	1.240	1.351	1.240	1.245
Average period/yearly GBP : US$ exchange rate	1.300	1.340	1.343	1.255	1.315

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive loss in stockholders' equity.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2017 and 2016
(Unaudited)

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies.  The Company will adopt this standard on April 1, 2019.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016- 02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period.  As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies.  The Company will adopt this standard on April 1, 2020.

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

(m) Risks and uncertainties

The Company is in the development stage of one primary product that it expects to introduce to the UK market after completion of clinical trials and CE mark approval (European Union approval of the product). The Company has entered into sales and marketing agreements for the product, but has not yet entered into manufacturing agreements.  These matters raise uncertainties as to the regulatory acceptance of the Company's primary product development efforts and, if acceptance is attained, the cost structure to produce the product.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2017 and 2016
(Unaudited)

(n) Preferred shares

On October 5, 2017, the Company entered into common stock exchange agreements with each of its three largest shareholders, to exchange, in the aggregate, 137,324,000 shares of the Company's common stock for 137,324 shares of Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company's common stock, automatically upon the occurrence of all of certain triggering events, as set forth in the Certificate of Designation, namely (a) the sugarBEAT® device to be commercialized has CE regulatory approval; (b) retail sales having commenced; and (c) retail sales exceeding USD$5 million, inclusive of advanced sales or voluntarily by the holder after February 7, 2018, if these triggering events have not occurred.  Each holder of issued and outstanding Series A Convertible Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock is convertible. Holders of Series A Convertible Preferred Stock are entitled to vote on any and all matters presented to stockholders of the Company, except as provided by law.  The Series A Convertible Preferred Stock has no preference to the common stock as to dividends or distributions of assets upon liquidation or winding up of the Company (which has been agreed to by the holders of the Series A Convertible Preferred Stock).  The Company determined that the fair value of the preferred shares issued for the common shares was equivalent to the fair value of the common shares exchanged.

On November 6, 2017, the transaction was consummated and 137,324,000 shares of common stock were cancelled.  As a result, the Company has 67,676,000 shares of common stock issued and outstanding.

(o) Reclassification

Certain amounts presented in the statement of cash flows for the nine months ended December 31, 2016 have been reclassified from financing activities into operating activities.

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up front cash payment of GBP 1,000,000 (approximately $1.351 million and $1.245 million as of December 31, 2017 and March 31, 2017 respectively) which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT device to occur in the year ending March 31, 2019, approximately $101,000 of the deferred revenue has been classified as a current liability.

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

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2017 and 2016
(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company's majority shareholder, Dewan F.H. Chowdhury.

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

Following is a summary of activity between the Company and Pharma and NDM for the nine months ended December 31, 2017 and 2016. These amounts are unsecured, interest free, and payable on demand.

	Nine Months Ended December 31, 2017 (unaudited) ($)	Nine Months Ended December 31, 2016 (unaudited) ($)
Balance due from (to) Pharma and NDM at beginning of period	(687,609)	(494,145)
Amounts invoiced by Pharma to DDL and TCL (1)	(554,464)	(483,406)
Amounts invoiced by DDL to Pharma	-	15,399
Amounts advanced to Pharma	-	45,391
Amounts repaid by DDL to Pharma	440,266	-
Amounts paid by DDL on behalf of Pharma	19,889	-
Foreign exchange differences	(44,392)	96,129
Balance due to Pharma and NDM at end of the period	(826,310)	(820,632)

(1)  These amounts are included primarily in research and development expenses charged to the Company by Pharma and NDM.

Subsequent to December 31, 2017, the Company made payments to Pharma on the outstanding balances at December 31, 2017 of £280,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2017, the Company had approximate cash and fixed rate cash account balances of $6,454,000, working capital of $5,509,000, total stockholders' equity of $4,498,000 and an accumulated deficit of $8,420,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

• obtaining regulatory approval for the sugarBEAT device
• pursuing additional capital raising opportunities;
• exploring licensing opportunities; and
• developing the sugarBEAT device for commercialization.

Results of Operations

Comparative Results for the Nine Months Ended December 31, 2017 and 2016

Revenue

There was no revenue recognized in the nine months ended December 31, 2017 and 2016.  In 2014, we received an upfront non-refundable cash payment of £1,000,000 in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT  patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2017, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $713,585 and $794,433 for the nine months ended December 31, 2017 and 2016, respectively. This amount consisted primarily of expenditure on clinical trials, sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditure for improvements made to the sugarBEAT device.  The decrease of $80,848 is due to decreases in these costs as the sugarBEAT product is nearing completion.
General and Administrative Expenses

General and administrative expenses were $627,605 and $397,598 for the nine months ended December 31, 2017 and 2016, respectively.  These consisted of fees for legal, professional, audit services, charitable donations and wages.  The increase of $230,007 was due to increases in professional fees as the CGM device continues clinical trials and legal fees incurred as the company prepares for future product launch, plus £123,000 in charitable donations. We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy and legal fees associated with planned fundraising.

Other Comprehensive Loss

For the nine months ended December 31, 2017 and 2016, other comprehensive income (loss) was $398,705 and ($786,148) respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended December 31, 2017 and 2016

Revenue

There was no revenue recognized in the three months ended December 31, 2017 and 2016.  In 2014, we received an upfront non-refundable cash payment of £1,000,000 in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT  patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2017, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $355,300 and $267,638 for the three months ended December 31, 2017 and 2016, respectively. This amount consisted primarily of expenditure on clinical trials, sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditure for improvements made to the sugarBEAT device.  The increase of $87,662 is due to increases in these costs as the sugarBEAT product entered clinical trials.
General and Administrative Expenses

General and administrative expenses were $121,053 and $107,728 for the three months ended December 31, 2017 and 2016, respectively.  These consisted of fees for legal, professional, audit services, and wages.  The increase of $13,325 was due to increases in professional fees as the CGM device enters clinical trials and legal fees incurred as the company prepares for future product launch.  We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy and legal fees associated with planned fundraising.

Other Comprehensive Loss

For the three months ended December 31, 2017 and 2016, other comprehensive income/(loss) was $36,641 and ($396,445) respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $8,419,817 through December 31, 2017.  We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At December 31, 2017, the Company had net working capital of $5,509,132 which included cash and short-term fixed rate cash account balances of $6,453,745. The Company reported a net loss of $1,267,184 for the nine months ended December 31, 2017.

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

We believe the cash position as of December 31, 2017 is adequate for our current level of operations through February 2019, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the following:

–  Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.

–  Complete clinical studies for CE approval of the body worn miniaturised device with Bluetooth connectivity.

Operating activities

Net cash consumed by our operating activities for the nine months ended December 31, 2017 was $1,261,104 which reflected our net loss of $1,267,184, increased by a rise in accrued interest receivable of $58,504 and a rise in prepayments and other receivables of $63,405 and offset by changes in the liability due to related parties of $77,654 and accounts payable and accrued expenses of $27,868.

Net cash used by our operating activities for the nine months ended December 31, 2016 was $704,628 which reflected our net loss of $1,192,031 together with a decrease in prepayments and other receivables of $69,121 and a decrease in accounts payable and other liabilities of $20,584, and an increase in liability due to related party of $423,237.

Net cash realised by investing activities was $1,925,757 for the nine months ended December 31, 2017, which reflected $1,955,489 returned from the maturity of a fixed rate savings account, but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $29,732.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to interest rate risk is minimal.  We have no bank borrowings and, although we have placed funds on deposit to earn interest during the year, these are of fixed-term and fixed-rate and therefore offer little exposure to interest rate risk.

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash and fixed rate deposits are denominated in Pounds Sterling, with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At December 31, 2017, the Company held approximately $6 million in GBP-denominated bank and fixed rate cash accounts.  Based on this balance, a 1% depreciation of the Pound against the US dollar would cause an approximate $60 thousand reduction in cash and fixed rate deposit account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mr. Dewan F.H. Chowdhury, who is our Chief Executive Officer and Mr. Iain S. Anderson, who is our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017, at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Changes in Internal Control over Financial Reporting

As of December 31, 2017, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our Annual Report on Form 10-K for the year ended March 31, 2017, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2017. Accordingly, our internal control over financial reporting is not effective as of December 31, 2017 because of the material weaknesses identified and described below.

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
· there is a lack of review and approval of journal entries which could result in the improper initiation and reporting of transactions; and
· there is a lack of access controls and documentation over the Company's IT applications which could result in the improper initiation and reporting of significant transactions.

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
· During the quarter ended September 30, 2017, the board of directors appointed three independent directors to serve on our board of directors, each of whom meet the definition of 'independent" as set forth under The Nasdaq Stock Market rules.  The Board has established an audit committee with each of the independent directors serving as members of the audit committee.  The Board has also designated one of the independent directors to serve as Chair of the audit committee who meets the definition of an "audit committee financial expert.".

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

NEMAURA MEDICAL INC.

Dated: February 9, 2018	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: February 9, 2018	/s/ Iain S Anderson
Iain S Anderson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxly Act of 2002.
32.1	Certification by Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.