Form 10-K/A
period 2017-03-31
Nemaura Medical Inc.
filed 2018-04-10
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————
FORM 10-K/A
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

EXPLANATORY NOTE: THIS AMENDMENT TO THE ANNUAL REPORT ON FORM 10-K/A IS BEING FILED SOLELY TO AMEND THE RULE 13A-14(A)/15D-14(A)  CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF THE REGISTRANT, TO INCLUDE LANGUAGE THAT WAS INADVERTENTLY OMITTED WITH RESPECT TO THE REGISTRANT'S RESPONSIBILITY FOR ESTABLISHING AND MAINTAINING INTERNAL CONTROL OVER FINANCIAL REPORTING (AS DEFINED IN EXCHANGE ACT RULES 13A-15(F) AND 15D-15(F)).  THE REGISTRANT IS REQUIRED TO AMEND THIS ANNUAL REPORT ON FORM 10-K/A TO INCLUDE (I) THE REVISED CERTIFICATIONS, (II) ITEM 9.A. DISCLOSURE ON CONTROLS AND PROCEDURES, AND (III) THE FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2017 AND 2016. THERE HAVE BEEN NO CHANGES TO ITEM 9.A DISCLOSURE OR FINANCIAL STATEMENTS.

NEMAURA MEDICAL INC.
INDEX TO ANNUAL REPORT ON FORM 10-K/A

Page

PART II

Item 8.	Financial Statements and Supplementary Data.	F-1
Item 9A.	Controls and Procedures.	2

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	5

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

/s/ Crowe Horwath LLP
Denver, Colorado
June 27, 2017

[ REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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

/s/ GHP Horwath, P.C.
Denver, Colorado
June 13, 2016 ]

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation filed March 28, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
3.2	Bylaws (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
4.1	Form of Subscription Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
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

10.10+
Consultancy Agreement between The University of Bath and Nemaura Pharma Limited, dated June 21, 2012 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.11+
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

10.16+
Letter of Intent from Dermal Diagnostics Limited to Dallas Burston Pharma (DBP) Jersey Limited, dated April 4, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.17+	License, Supply and Distribution Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.18	Verbal Agreement between the Company and Iain Anderson regarding compensation. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 13, 2016)
14.1	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
23.1 *	Consent of Crowe Horwath LLP
23.2 *	Consent of GHP Horwath, P.C.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements

*Previously filed with the initial filing of the Annual Report on Form 10-K for the year ended March 31, 2017 filed with the Securities and Exchange Commission on June 27, 2017
+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on April 10, 2018 by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Iain S. Anderson
Iain S. Anderson Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on April 10, 2018 , in the capacities indicated.

Name	Position	Date
/s/ Dewan F.H. Chowdhury	President, Chief Executive Officer (Principal Executive Officer) Chief Financial Officer	April 10, 2018
Dewan F.H, Chowdhury

/s/ Iain Anderson	Chief Financial Officer (Principal Financial Officer)	April 10, 2018
Iain Anderson

/s/ Bashir Timol	Director	April 10, 2018
Bashir Timol
/s/ Timothy Johnson	Independent Director	April 10, 2018
Timothy Johnson

/s/ Thomas Moore	Independent Director	April 10, 2018
Thomas Moore

/s/ Salim Natha	Independent Director	April 10, 2018
Dr. Salim Natha

