Form 10-K
period 2018-03-31
Nemaura Medical Inc.
filed 2018-06-12
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————
FORM 10-K
——————
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38355

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
Common Stock,$0.001 Par Value

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on September 30, 2017 was $291,923,562.

The number of shares outstanding of the registrant's common stock, as of June 7, 2018 was 205,000,000.

NEMAURA MEDICAL INC.

 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

The words "believe," "anticipate," "design," "estimate," "plan," "predict," "seek," "expect," "intend," "may," "could," "should," "potential," "likely," "projects," "continue," "will," and "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Nemaura Medical Inc.’s (“Nemaura Medical”) actual results to vary materially from those indicated by such forward-looking statements.  These statements are based on certain assumptions made based on experience, expected future developments and other factors Nemaura Medical believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond Nemaura Medical’s control, include, but are not limited to, obtaining regulatory approval for our sugarBEAT  device, conducting successful clinical trials, executing agreements required to successfully advance the Company's objectives; retaining the management and scientific team to advance the product; overcoming adverse changes in market conditions and the regulatory environment; obtaining and enforcing intellectual property rights; obtaining adequate financing in the future through product licensing, public or private equity or debt financing or otherwise; dealing with general business conditions and competition; and other factors referenced herein in “Risk Factors.” Except as required by law, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS.

Business Overview

We are a medical technology company developing sugarBEAT®, a non-invasive, affordable and flexible continuous glucose monitoring system for adjunctive use by persons with diabetes. SugarBEAT consists of a disposable adhesive skin-patch connected to a rechargeable wireless transmitter and displays glucose readings at regular five minute intervals via a mobile app. SugarBEAT works by extracting glucose from the skin into a chamber in the patch that is in direct contact with an electrode-based sensor.  The transmitter sends the raw data to a mobile app where it is processed by an algorithm and displayed as a glucose reading, with the ability to track and trend the data over days, weeks and months.  While sugarBEAT requires once per day calibration by the patient using a blood sample obtained by a finger stick, we believe sugarBEAT will be adopted by non-insulin dependent persons with diabetes alongside insulin-injecting persons with diabetes who all perform multiple daily finger sticks to manage their disease.  We have applied for an on-site CE Mark review and approval for sugarBEAT, and expect this to be completed by the end of 2018 to enable commercial launch in Europe.  CE approval is the process to achieve a mandatory conformity marking for the sugarBEAT device to allow it to be legally sold in the European Union. It is a manufacturers' declaration that the product meets the requirements of the applicable European laws.  We also plan to commence a 525 patient days clinical trial in the U.S. to support a Pre-Market Approval Application ("PMA") for FDA approval to market sugarBEAT in the U.S.  The timing of such clinical trial has not yet been determined.

We previously developed a wristwatch-based version of sugarBEAT for which we obtained CE approval in February 2016. Since then we have developed sugarBEAT using the same underlying technology as the wristwatch. The European clinical trial programme for sugarBEAT evaluated 525 patient days across 75 Type 1 and Type 2 diabetic patients and was completed in December 2017. We are currently awaiting CE approval to allow sugarBEAT to be legally sold in the European Union. CE approval is disclosed by the use of the CE Mark, a manufacturers' declaration that the product meets the requirements of the applicable European laws. Although at this time we may not seek to commercially market and sell the wristwatch-based version of sugarBeat, we may continue to use it in clinics, or sell it as an introductory product in the event there are delays in securing CE approval for the skin-patch version.

We believe there are additional applications for sugarBEAT and the underlying BEAT technology platform, which may include:

•	a web-server accessible by physicians and diabetes professionals to track the condition remotely, thereby reducing healthcare costs and managing the condition more effectively;
·
•	a complete virtual doctor that monitors a person's vital signs and transmits results via the web; and
·
•
other patches using the BEAT technology platform to measure alternative analytes, including lactate, uric acid, lithium and drugs.  This would be a step-change in the monitoring of conditions, particularly in the hospital setting.  Lactate monitoring is currently used to determine the relative fitness of professional athletes.

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices that improve disease monitoring, management and overall patient care. Specifically, we intend to focus on the monitoring of molecules that can be drawn out through the skin non-invasively using our technology platform. In addition to glucose, such molecules may include lactic acid monitoring and the monitoring of prescription drugs and blood biomarkers that may help in the diagnosis, prevention or management of diseases, such as diabetes.  We plan to take the following steps to implement our broad business strategy.  Our key commercial strategies post-approval will first be implemented in Europe and then in parts of the Middle East and Asia, and then the U.S., as follows:

• Commercialise sugarBEAT in the United Kingdom and Republic of Ireland with Dallas Burston Pharma (Jersey) Limited, with whom we have an exclusive marketing rights agreement for these two countries.

We have also signed a full commercial agreement with Dallas Burston Ethitronix (Europe) Limited in May 2018 for all other European territories as part of an equal joint venture agreement. The joint venture intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, to leverage their network, infrastructure and resources.

Dallas Burston (Jersey) Limited was founded by Dr. Dallas Burston, MBBS, an entrepreneur who has founded and sold several companies specializing in marketing pharmaceuticals. For example, in 1999, he sold 49% of Ashbourne Pharmaceuticals to HSBC Private Equity for £32 million and Bartholomew-Rhodes to Galen Ltd. for £19.8 million. More recently, in 2015, he sold DB Ashbourne Limited, a provider of off-patent branded pharmaceuticals for the UK market, to Ethypharm. At the time of the sale, DB Ashbourne Limited was estimated to have revenue of approximately £90 million.

• Establish licensing or joint venture agreements with other parties to market sugarBEAT in other geographies. We are in detailed discussions and negotiations with several other parties worldwide for licensing or joint venture agreements for the sale of the sugarBEAT device
·
• Conduct a clinical trial in the U.S. to support a PMA for sugarBEAT.  We will conduct further clinical trials to support a PMA for FDA approval to market sugarBEAT in the U.S, timings for which are yet to be confirmed.

• Expand the indications for which the sugarBEAT device may be used. We believe that the sugarBEAT device may offer significant benefits as compared to those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics, and the monitoring of drugs. We intend to complete initial proof of concept in laboratory settings followed by a clinical program.

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

Product Development

Management has extensive experience in regulatory and clinical development of diagnostic medical devices. We intend to take advantage of this experience in the field of diagnostic medical devices in an attempt to increase the probability of product approval. The overall regulatory process for diagnostic medical devices for diabetes is currently similar to those governing other diagnostic devices. The timelines are shorter than where for example new drugs or completely invasive diagnostic devices are trialled in clinics. We believe that the non-invasive nature of sugarBEAT means the device can be tested and evaluated for its clinical output, in this case the accuracy and safety with which it can trend blood glucose levels, which is in the order of several hours and days to see the endpoint, as compared to several months and years for an invasive device. In addition, because the results are instantaneous, and the device is worn for 24 hours at any given time, the clinical trials do not initially require long term follow-up for primary endpoints, which ordinarily would otherwise take significant periods of time to evaluate. As we continue to raise funds for marketing the device in some European Union territories, we also intend to seek collaborations with future licensees and marketing partners to achieve our product development and meet our projected milestones.

The table below provides our current estimate of our timeline:
Product Development Timelines

Milestone	Target Start Date	Target Completion Date
Completion of clinical studies in Type 1 and Type 2 diabetic subjects to define final device claims and for submission for CE Mark approval with final device claims.	July 2017	Completed
Scale up of commercial sensor/patch manufacturing
(Scale up means we have started looking at larger scales - sufficient for product launch in the UK. It refers to the manufacturing process for sensors.)
	January 2017	Completed
Scale up of device (transmitter) manufacturing	January 2017	Ongoing
CE Mark for body worn transmitter device	April 2018	December 2018
Commercial launch in the UK, followed by major territories in Europe	Q4 2018	Staggered launch
Commence clinical trial to support U.S. PMA submission	To be determined	To be determined

Market Opportunity for the Company's Products

According to the International Diabetes Federation Atlas (the "IDF"), there are approximately 425 million people in the world who had diabetes as of December 2017.  The IDF is predicting that by 2035 this will rise to 592 million people.  The number of people with Type 2 diabetes is increasing in every country and currently eighty percent (80%) of people with diabetes live in low- and middle-income countries.  The greatest number of people with diabetes is between 40 and 59 years of age.

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

Top 5 Countries In Europe For People Afflicted With Diabetes 20-79 Years (2013)

Countries/Territories	Millions
Russian Federation	10.9
Germany	7.6
Turkey	7.0
Spain	3.8
Italy	3.6

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

Despite active research, Type 1 diabetes has no cure, although it can be managed. With proper treatment, people who have Type 1 diabetes can expect to live longer, healthier lives than they did in the past.  Type 1 diabetes includes autoimmune Type 1 diabetes (Type 1a) which is characterized by having positive autoantibodies, as well as idiopathic Type 1 diabetes (Type 1b) where autoantibodies are negative and c-peptide is low.  Patients with Type 1 diabetes (insulin dependent) require long term treatment with exogenous insulin and these patients perform self-monitoring of blood glucose (SMBG) to calculate the appropriate dose of insulin. SMBG is done by using blood samples obtained by finger sticks but frequent SMBG does not detect all the significant deviations in blood glucose, specifically in patients who have rapidly fluctuating glucose levels.

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

Each year, millions of patients undergo diabetes testing in the European Union and in the U.S. The main reason for this testing is to detect and evaluate diabetes in patients with symptoms of diabetes. These studies provide clinical benefit in the initial evaluation of patients with suspected but unproven diabetes, and in those patients in whom a diagnosis of diabetes has been established and information on prognosis or risk is required.

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

We believe our non-invasive sugarBEAT device possesses many significant advantages and may represent an ideal device for the detection of discordances in an individual's blood sugar levels. If approved for commercialization, we believe the sugarBEAT device may represent a best in class non-invasive continuous glucose monitoring device to reach those afflicted with diabetes. While we cannot estimate the market share that our sugarBEAT device may capture, we believe that the sugarBEAT device will capture a significant share of the non-invasive continuous glucose monitoring market, in-particular the market that has been established by the Abbott Freestyle Libre device for glucose trending, as well as be adopted by non-insulin dependent diabetics who have not historically used continuous glucose monitoring devices due to their invasiveness.

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

Competitive Landscape

We expect to compete with several medical device manufacturing companies including Dexcom, Abbott, and Senseonics.  Our competitors may:

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

Information relating to our competitors is listed in the table below.

	FreeStyle Libre™(1)	Platinum G6®(2)	Platinum G5®(3)	Eversense™(4)	SugarBEAT®
Manufacturer	Abbott	Dexcom	Dexcom	Senseonics	Nemaura Medical
Technology	Inserted Sensor	Inserted Sensor	Inserted Sensor	Implanted Sensor	Non-invasive Sensor
Reliability (Overall MARD)	11.4%	9.8%	9.0%	11.4%	<14%*
Reliability (Clarke Error Grid A+B zone)	99%	Not available	97.0%	99.1%	>95.0%
Patients Studied	72	324	97	44	>75
Patient Days Studies	14	10	9	90	1 to 4
Warm-up Time	1 hour	2 hours	2 hours	NA	30-60 min
Daily Calibration	None	None	2x	2x	1x
Glucose Display Frequency	On manual activation of sensor	Every 5 min	Every 5 min	Every 5 min	Every 5 min
Patch/Senor Life	14 days	10 days	7 days	90 days	1 day
Regulatory Approvals	EU	US	Worldwide	EU	EU **
Basis for reimbursement	Finger stick	Not available	CGM	CGM	Finger stick
Daily Avg. Reimbursement Cost	$2.50 (Germany)	Not available	$9 (US)	Not available	$2.50***
Daily Retail Cost UK (exc. VAT)	£3.50 (Patch) £50 (Reader)	Not available	£7.30 (Patch) £475 (Hardware)	Not available	£2*** (Daily Patch) £30*** (Transmitter)

Sources: (1) Diabetes Technology & Therapeutics, Timothy Bailey, MD, et al., Nov. 2015; (2) Dexcom’s press release, Mar. 2018; Dexcom G6 user’s guide (3) Dexcom’s press release, Aug. 2015; Dexcom G5 user’s guide; (4) SenseonicsHoldings’ 8-K, Dec. 2015. * based on summary data released in January 2018; ** CE Mark obtained on watch format, with CE Mark for patch format applied for and expected before the end of calendar year 2018. *** Estimated

Regulatory Requirements

Our device has been electrically safety tested, and all biocompatibility conformance also demonstrated, against the relevant European Medical Device Directives. When new materials are introduced, these undergo a biocompatibility risk assessment, and further testing where necessary. Batches of the device and patches were manufactured for human clinical studies that took place between November 2014 and December 2015. This was a functional watch device with a wire connection to a skin adhered sensor and electrode. Subsequent to studies conducted in India the device received a CE mark approval in February 2016. The device has since been upgraded to include wireless communication from a body worn/adhered transmitter and also to reduce the device size, and with an enhanced sensor system. Further clinical studies are ongoing to confirm the accuracy of the device and absence of skin irritation after which a further CE submission will be made to include new claims on the basis of which the body worn device will be launched in those territories that accept the CE mark approval. The watch device has been further miniaturised and in light of its somewhat obtrusive nature, it has been reserved for future clinical studies in critical care settings.

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

Intellectual Property

We believe that clear and extensive intellectual property relating to our technologies is central to long-term success and we intend to invest accordingly. This applies to both domestic and international patent coverage, and trade secrets, and trademarks.

The SugarBEAT technology is protected by our portfolio of intellectual property comprised of issued and pending patents and trade secrets covering a range of claims, including the methods and apparatus for measuring glucose extracted from human skin in a non-invasive manner, the formula for the cumulative measurement of an analyte, and the formulation and process for preparation of the enzyme solution used in the sensor.

On May 8, 2014, NDM Technologies Limited, a related company, assigned the UK patent application 1208950.4 and International (PCT) patent application PCT/GB2013/051322 entitled "Cumulative Measurement of an Analyte" to Dermal Diagnostics Limited (“DDL”) for a nominal consideration.

A further patent is planned for filing which allows the application of the sugarBEAT device and sensor to the skin in a single step, eliminating several manual steps.

Additionally, we retain substantial trade secrets relating to the sensor formulation, which have taken over five years to develop, and will prove very difficult to reverse engineer as it consist of formulation components in addition to processing methods in unique combinations that are unique to the final functional sensor. Patents will not be filed on this aspect of the technology to avoid any public dissemination of the know-how.

These patents and know-how cover aspects of the technology platform. Furthermore the trademark BEAT and sugarBEAT has been registered in all major territories globally. Accordingly, all intellectual property essential to the sugarBEAT product is owned by us, and not subject to royalty payments. We intend to take the lead in the preservation and/or prosecution of these patents and patent applications going forward as required. We intend to file additional patents as the development progresses, where deemed to be of value to protecting the technology platform and future modifications and improvements. Where patents cannot be secured, the intellectual property will be limited to know-how and trade secrets, and these will be diligently guarded.

Trade Secrets, Trademarks, and Patents Filed, Granted and Pending

IP: Patent (Core Claim), Know-how, Trademark	Expiration Date	Jurisdictions in which Granted/ Issued	Jurisdictions in which Pending	Ongoing Royalty or Milestone Payments
Patent: Cumulative Measurement of an Analyte*.	May 20, 2032	Australia, France, Germany, Italy, Poland, Spain, Netherlands, UK	Brazil, Canada, China, India, Japan, Qatar, United Arab Emirates, U.S.	None
Patent: Patches for Reverse Iontophoresis**	July 1, 2029	Australia, Germany, France, UK, Italy, Netherlands, Switzerland, China, Hong Kong, Japan.	None	None
Know-how: Sensor Formulation	N/A	Trade Secret	N/A	N/A
Patent: Patch Application to the skin: Device for applying the sugarBEAT to the skin in a single step, to eliminate multiple manual steps.	To be filed	N/A	N/A	N/A
Trademark: BEAT	Renewal due in 2026	UK, China, EU, India, Japan	Canada	N/A
Trademark: sugarBEAT	Renewal due in 2025	UK, Australia, Switzerland, China, Egypt, EU, Israel, India, Iran, Japan, North Korea, Morocco, Mexico, Norway, New Zealand, Russia, Singapore, Tunisia, Turkey, USA	Canada	N/A

* This patent provides a formula for calculating the amount of glucose extracted over a defined period of time by deducting the difference between two readings to allow rapid sensing without needing to deplete the analyte being measured.
** This patent provides a reverse iontophoresis patch with means for releasing a conductive medium onto the skin during use and means for transporting analyte to a separate location for analysis.

Clinical Trials

Our clinical testing is conducted by contract clinical research organizations in various centres around the world to cover a wide demographic – including Asia and Europe – and is managed by our in-house management team.

We have had 2 pre-submission meetings with the FDA in June 2016, whereby the regulatory approval route has been defined by the FDA as being PMA and a clinical roadmap clarified. As a result, a detailed clinical plan has been developed and approved internally and a clinical site in Europe has been selected and audited and approved for commencement of clinical studies using the body worn transmitter device version of the sugarBEAT.

In August 2017, we commenced a European three-stage 75 patient clinical study, consisting of 80% Type 1 and 20% Type 2 diabetics. The study was designed as a single centre open-label, single arm, within-subject comparison of sugarBEAT, with blood samples drawn from a venous catheter at corresponding time points, with glucose concentration measured using a laboratory blood glucose analyser, ARCHITECT C8000. The European clinical trial programme consisted of a total of 525 patient days, with each patient continuously wearing sugarBEAT for 14 hours on seven consecutive days in a combination of home and clinic settings. Three of the seven days were in-clinic where venous blood samples were taken at 15 minute intervals over a continuous 12 hour period.  The clinical study was completed in December 2017.  An interim analysis of the data has thus far indicated a precision of 1.07 and accuracy as determined by the Mean Absolute Relative Deviation (MARD) of less than 14%, with no serious or major adverse events. The precision and accuracy of sugarBEAT observed in the study was similar to other CE Mark approved continuous glucose monitors. The full clinical evaluation is expected to be reported in June 2018.

Research and development

We spent $993,833 and $1,034,605 in 2018 and 2017, respectively, on research and development. We anticipate that for the year ending March 2019, research and development expenditures will increase to further develop the device for commercial launch in the UK and Europe.

Development and clinical test costs in support of our current product, as well as costs to file patents and revise and update previous filings on our technologies, will continue to be substantial as we assess the next steps to advance the product.

Manufacturing

The manufacture and sale of CE certified medical devices are controlled and governed by guidelines stipulated in the International Organisation for Standardisation (ISO), more specifically ISO13485; sugarBEAT will be manufactured and marketed according to ISO13485 quality standards.

In preparation for our anticipated commercial launch of sugarBEAT in the UK during the fourth quarter of 2018 we initiated scale-up manufacturing of the various sugarBEAT components alongside facilities for final assembly and packaging. As part of this process, we expanded our manufacturing and assembly capabilities by occupying additional space within our existing headquarters site at Loughborough Science Park in the UK.

Manufacturers for our sensors are Parlex (a division of Johnson Electrics), Isle of White, UK; Polarseal Limited, Surrey, England for our patches; and Datalink Limited located in Loughborough, UK manufactures our electronics.

We expect to enter into the following types of agreements during 2018:
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

In addition, a joint venture agreement was entered into with Dallas Burston Ethitronix (Europe) in May 2018, whereby we will share equally the costs and net profits of the sales of our sugarBEAT system in all territories in Europe, with the exception of the United Kingdom, which is the subject of a separate agreement with Dallas Burston Pharma (Jersey) Limited.

Regulatory matters

Government Regulation

Our business is subject to extensive federal, state, local and foreign laws and regulations, including those relating to the protection of the environment, health and safety. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change, or new laws may be enacted.

Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts. We believe that we have structured our business operations to comply with all applicable legal requirements. However, it is possible that governmental entities or other third parties could interpret these laws differently and assert otherwise. We discuss below the statutes and regulations that are most relevant to our business.

United Kingdom and Wales and the European Union regulations

Government authorities in the United Kingdom and Wales and the European Union as well as other foreign countries extensively regulate, among other things, the research, development, testing, manufacture, labelling, promotion, advertising, distribution, sampling, marketing and import and export of medical devices, including patches and other pharmaceutical products. Our body worn transmitter devices in the United Kingdom and Wales will be subject to strict regulation and require regulatory approval prior to commercial distribution. The process of obtaining governmental approvals and complying with ongoing regulatory requirements requires the expenditure of substantial time and financial resources. In addition, statutes, rules, regulations and policies may change and new legislation or regulations may be issued that could delay such approvals. If we fail to comply with applicable regulatory requirements at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the authority's refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us.

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

The CE approval is the process of achieving a mandatory conformity marking for the sugarBEAT device to allow it to be legally sold in the European Union. It is a manufacturers' declaration that the product meets the requirements of the applicable European laws. The process for the sugarBEAT device CE submission and approval will involve the following:

1.  The device is classified depending on certain categories described by the European Directive with Class I products being low risk (e.g. band aid plasters), through Class III devices being the highest risk. The classes are Class I, IIa, IIb and III. Risk is based upon the potential harm to the patient should a problem arise with a product or its use. The sugarBEAT device is classified as a IIa device.

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

3.  Clinical evidence included in the technical file is expected to demonstrate that the device is safe and meets defined performance requirements. This clinical evidence can be in the form of literature data where substantial published data exists that utilizes the same technique for glucose extraction and measurement (albeit in a different device format), or data from actual clinical studies performed using the sugarBEAT device. The first CE mark submission will be based on literature evaluation of 3rd party published clinical data available in the public domain. The final CE mark submission with final claims will be based on literature evaluation and actual clinical data from human clinical studies performed using the sugarBEAT device. The clinical data will be generated to show that the sugarBEAT device can trend blood glucose levels in a human subject by taking measurements up to 4 times per hour. The clinical trial data must demonstrate the sugarBEAT device blood glucose trend can be used to supplement normal finger prick measurements.

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

5.  The review of the technical file typically takes a matter of days although the lead time can be 90 days depending upon the notified body, and approval is usually attained within 3-6 months of submission and review.

6.  Generating the information required to complete the technical file takes the most time and this information is collated throughout the product development cycle. Delays arise where the company has not consulted its Notified Body prior to technical file review and elements may require further detail before the Notified Body can confirm that the device meets the essential requirements. This could delay an approval process by several weeks or in more drastic cases by several months depending on the time taken to provide any additional information requested by the Notified Body. Nemaura has been in regular communication with the Notified Body throughout the development of the sugarBEAT device, and continues to do so for the forthcoming CE approval.

U.S. Food and Drug Administration regulation of medical devices.

The FDCA and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. sugarBeat is a medical device that is subject to these, as well as other federal, state, local and foreign, laws and regulations. The FDA is responsible for enforcing the laws and regulations governing medical devices in the United States.

The FDA classifies medical devices into one of three classes (Class I, Class II, or Class III) depending on their level of risk and the types of controls that are necessary to ensure device safety and effectiveness. The class assignment is a factor in determining the type of premarketing submission or application, if any, that will be required before marketing in the United States. sugarBeat falls under Class III.

●
Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to "general controls" (e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labeling, and adverse event reporting. General controls are baseline requirements that apply to all classes of medical devices.)

●
Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and "special controls" (e.g., special labeling, compliance with performance standards, and post market surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k)) process.)

●
Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, or for a use that is of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to determine that application of special controls would provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require FDA approval of a premarket approval ("PMA") application before marketing.

Unless it is exempt from premarket review requirements, a medical device must receive marketing authorization from the FDA prior to being commercially marketed, distributed or sold in the United States. The most common pathways for obtaining marketing authorization are 510(k) clearance and PMA.  After preliminary discussions with the FDA in June 2016 as part of a pre-submission meeting it was determined that the pathway for sugarBeat would be a PMA approval.

Premarket approval pathway

The PMA approval process requires an independent demonstration of the safety and effectiveness of a device. PMA is the most stringent type of device marketing application required by the FDA. PMA approval is based on a determination by the FDA that the PMA contains sufficient valid scientific evidence to ensure that the device is safe and effective for its intended use(s). A PMA application generally includes extensive information about the device including the results of clinical testing conducted on the device and a detailed description of the manufacturing process.

After a PMA application is accepted for review, the FDA begins an in-depth review of the submitted information. FDA regulations provide 180 days to review the PMA and make a determination; however, in reality, the review time is normally longer (e.g., 1-3 years). During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the data supporting the application and provide recommendations to the FDA as to whether the data provide a reasonable assurance that the device is safe and effective for its intended use. In addition, the FDA generally will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulation, which imposes comprehensive development, testing, control, documentation and other quality assurance requirements for the design and manufacturing of a medical device.

Based on its review, the FDA may (i) issue an order approving the PMA, (ii) issue a letter stating the PMA is "approvable" (e.g., minor additional information is needed), (iii) issue a letter stating the PMA is "not approvable," or (iv) issue an order denying PMA. A company may not market a device subject to PMA review until the FDA issues an order approving the PMA. As part of a PMA approval, the FDA may impose post-approval conditions intended to ensure the continued safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, and requiring the collection of additional clinical data. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including withdrawal of the approval.

Most modifications to a PMA approved device, including changes to the design, labeling, or manufacturing process, require prior approval before being implemented. Prior approval is obtained through submission of a PMA supplement. The type of information required to support a PMA supplement and the FDA's time for review of a PMA supplement vary depending on the nature of the modification.

Clinical trials

Clinical trials of medical devices in the United States are governed by the FDA's Investigational Device Exemption ("IDE") regulation. This regulation places significant responsibility on the sponsor of the clinical study including, but not limited to, choosing qualified investigators, monitoring the trial, submitting required reports, maintaining required records, and assuring investigators obtain informed consent, comply with the study protocol, control the disposition of the investigational device, submit required reports, etc.

Clinical trials of significant risk devices (e.g., implants, devices used in supporting or sustaining human life, devices of substantial importance in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health) require FDA and Institutional Review Board ("IRB") approval prior to starting the trial. FDA approval is obtained through submission of an IDE application. Clinical trials of non-significant risk ("NSR"), devices (i.e., devices that do not meet the regulatory definition of a significant risk device) only require IRB approval before starting. The clinical trial sponsor is responsible for making the initial determination of whether a clinical study is significant risk or NSR; however, a reviewing IRB and/or FDA may review this decision and disagree with the determination.

An IDE application must be supported by appropriate data, such as performance data, animal and laboratory testing results, showing that it is safe to evaluate the device in humans and that the clinical study protocol is scientifically sound. There is no assurance that submission of an IDE will result in the ability to commence clinical trials. Additionally, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that the clinical subjects are exposed to an unacceptable health risk.

As noted above, the FDA may require a company to collect clinical data on a device in the post-market setting.

The collection of such data may be required as a condition of PMA approval. The FDA also has the authority to order, via a letter, a post-market surveillance study for certain devices at any time after they have been cleared or approved.

Pervasive and continuing FDA regulation

After a device is placed on the market, regardless of its classification or premarket pathway, numerous additional FDA requirements generally apply. These include, but are not limited to:

●	Establishment registration and device listing requirements;

●
Quality System Regulation ("QSR"), which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labelling, storage, installation, and servicing of finished devices;

●
Labelling requirements, which mandate the inclusion of certain content in device labels and labelling, and generally require the label and package of medical devices to include a unique device identifier ("UDI"), and which also prohibit the promotion of products for uncleared or unapproved, i.e., "off-label," uses;

●
Medical Device Reporting ("MDR") regulation, which requires that manufacturers and importers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

●
Reports of Corrections and Removals regulation, which requires that manufacturers and importers report to the FDA recalls (i.e., corrections or removals) if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act that may present a risk to health; manufacturers and importers must keep records of recalls that they determine to be not reportable.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but is not limited to, the following sanctions:

●	Untitled letters or warning letters;

●	Fines, injunctions and civil penalties;

●	Recall or seizure of our products;

●	Operating restrictions, partial suspension or total shutdown of production;

●	Refusing our request for 510(k) clearance or premarket approval of new products;

●	Withdrawing 510(k) clearance or premarket approvals that are already granted; and

●	Criminal prosecution.

We would be subject to unannounced device inspections by the FDA, as well as other regulatory agencies overseeing the implementation of and compliance with applicable state public health regulations. These inspections may include our suppliers' facilities.

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

EU General Data Protection Regulation

The EU General Data Protection Regulation (the “GDPR”) came into force in all EU Member States from 25 May 2018 and replaced previous EU data privacy laws. Although a number of basic existing principles will remain the same, the GDPR introduces new obligations on data controllers and rights for data subjects, including, among others:

• accountability and transparency requirements, which will require data controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing;
• enhanced data consent requirements, which includes “explicit” consent in relation to the processing of sensitive data;
• obligations to consider data privacy as any new products or services are developed and limit the amount of information collected, processed, stored and its accessibility;
• constraints on using data to profile data subjects;
• providing data subjects with personal data in a useable format on request and erasing personal data in certain circumstances; and
• reporting of breaches without undue delay (72 hours where feasible).

The GDPR also introduces new fines and penalties for a breach of requirements, including fines for serious breaches of up to the higher of 4% of annual worldwide turnover or €20m and fines of up to the higher of 2% of annual worldwide turnover or €10m (whichever is highest) for other specified infringements. The GDPR identifies a list of points to consider when imposing fines (including the nature, gravity and duration of the infringement).

The Company has assessed the implications of the GDPR on all personal data it holds and has implemented measures to ensure that personal data shall be:
-	Processed lawfully, fairly and in a transparent manner in relation to the data subject.
-	Collected for a specified, explicit and legitimate purpose and not further processed in a manner that is incompatible with those purposes.
-	Adequate, relevant and limited to what is necessary in relation to the purposes for which they are processed.
-	Kept in a form which permits identification of data subjects for no longer than is necessary for the purposes for which the personal data are processed.
-
Processed in a manner that ensures appropriate security of the personal data, including protection against unauthorised or unlawful processing and against accidental loss, destruction or damage, using appropriate technical or organisational measures.

-
Maintained accurately and up to date and that every reasonable step is taken to ensure that personal data that are inaccurate, having regard to the purposes for which they are processed, are erased or rectified without delay.

At the current stage of the Company’s development and, with being pre-revenue at this stage, the scope of data held, and consequently the impact of GDPR, is limited.  Increased application of GDPR will be assessed and implemented prior to further Company developments that warrant additional GDPR measures.  As the Company progresses with product commercialization, the extent to which GDPR will affect the Company will increase, which will require additional changes to the Company’s procedures and policies which could adversely impact operational and compliance costs. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, the Company could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on its operations, financial condition and prospects.

Corporate Information

Our principal executive offices are located at The Advanced Technology Centre, Oakwood Drive, Loughborough, Leicestershire, LE113QF, UK. Our website is located at www.nemauramedical.com and our telephone number is +44 1509 222912. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report, and you should not consider it part of the Annual Report.

Employees

We currently employ 8 personnel. We believe our relationships with our employees and contractors are good.

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

On July 10, 2017 the Registrant’s Board of Directors amended the Company’s By-laws to provide that any action required or permitted by law, or by the Articles of Incorporation to be taken at any meeting of the stockholders may be taken without a meeting, without prior notice, and without a vote, if a written consent, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing thereto.

On October 5, 2017, the Registrant entered into common stock exchange agreements (the “Agreements”) with each of its three largest shareholders, (i) Dewan F.H. Chowdhury, who is the Registrant’s Chief Executive Officer and serves as a Director on the Board of Directors of the Registrant (the “Board”), (ii) Bashir Timol, who serves as a Director on the Board, and (iii) Sufyan Ismail.  Pursuant to the Agreements, the shareholders would exchange, in the aggregate, 137,324,000 shares of the Registrant’s common stock (the “Shares”) for 137,324 shares of Series A Convertible Preferred Stock (the “Transaction”).   On October 10, 2017, the Registrant filed a Certificate of Designation with the Secretary of State of the State of Nevada to designate two hundred thousand shares of preferred stock as Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock, automatically upon the occurrence of certain triggering events, as set forth in the Certificate of Designation, or voluntarily by the holder after February 1, 2019, if these triggering events have not occurred and the Board, in its sole and absolute discretion, could change the date of voluntary conversion.  Each holder of issued and outstanding Series A Convertible Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock is convertible. Holders of Series A Convertible Preferred Stock are entitled to vote on any and all matters presented to stockholders of the Company, except as provided by law.  The Series A Convertible Preferred Stock has preference to the common stock as to dividends or distributions of assets upon liquidation or winding up of the Company.  On November 6, 2017, the transaction was consummated and the Shares were cancelled.  As a result, the Registrant has 67,676,000 shares of common stock issued and outstanding.
On February 7, 2018, the Board by unanimous written consent, approved to change the date on which the holders of Series A Convertible Preferred Stock can voluntarily convert their shares of Series A Convertible Preferred Stock from February 1, 2019 to February 7, 2018.
On February 7, 2018, the holders of the Series A Convertible Preferred Stock waived their rights to have any preferential rights to dividends or distributions of assets upon liquidation or winding up of the Company.
On June 5, 2018, the three holders of our Series A Convertible Preferred Stock (the “Series A Preferred”) each delivered notices of conversion to voluntarily convert their Series A Preferred, in the aggregate amount of 137,324 shares, into 137,324,000 shares of our common stock.  The holders had the right to voluntarily convert each share of Series A Preferred into 1,000 shares of common stock of the Company.  As a result of the conversion, we currently have 205,000,000 shares of common stock outstanding.

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

We have incurred net losses every year since our inception in 2009 and have not generated revenue from the period of our inception from product sales or licenses to date. As of March 31, 2018, we had an accumulated deficit of approximately $9.0 million. We may expect to incur losses for the next several years and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

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

In addition, following the UK’s Brexit vote to leave the EU, there has been a weakening of GBP against many currencies. We expect to have to pay some of our service providers and vendors in USD and we will pay approximately 10% more at present than we would have done prior to the Brexit vote. The currency exchange rate continues to be very unstable and therefore the future impact or further weakening of GBP is not known at this time.

Risks Related to Our Industry

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitor’s market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our products, we may not achieve commercial success. For example, if approved, the sugarBEAT device’s primary competition in the glucose monitoring device setting will be companies such as Dexcom, Abbott, and Senseonics who produce glucose monitoring devices.   The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of our product to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

We expect to compete with several companies including Dexcom, Abbott, and Senseonics, and our competitors may:

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

In addition to seeking approval from the United Kingdom and the European Union for the sugarBEAT device, we may seek regulatory approval from Saudi Arabia and the United Arab Emirates, Hong Kong, Australia, and the USA, to market the sugarBEAT device, however, there is no guarantee we will do so. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. The ability to market our product could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.  Marketing of our product in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

Prior to 2014, we were a private company with a short operating history and limited accounting personnel and other resources with which to address our internal control and procedures over financial reporting.  We have identified material weaknesses, which include (i) our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system, (ii) a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company, (iii) limited policies and procedures over related party transactions.  We will continue to implement measures to remedy these material weaknesses as well as other deficiencies.  If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the market price of our commons stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement.

We have disclosed a material weakness in our internal control over financial reporting which could have an adverse effect on our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.
We have disclosed a material weakness in our internal control over financial reporting due to (i) our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system, (ii) a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company, (iii) limited policies and procedures over related party transactions.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our accounting processes and personnel before we can consider the material weakness remediated. Management's procedures and testing identified errors that, although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to the timely production and filing of financial information. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.
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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2018 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Our offices are located at ATIC Building, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom.  The offices house our headquarters; offices; laboratory; and small in-house manufacturing facility.  The monthly rent is $2,500.  The lease is on flexible terms with annual renewal.  We believe that we will be able to continue on a year to year lease for as long as necessary.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began quotation on the OTCBB under the symbol “NMRD” on November 4, 2014.  On June 30, 2017, our common stock began quotation on the OTCQB.

On January 25, 2018, the Company’s common stock commenced trading on the NASDAQ Capital Market under its existing trading symbol, “NMRD”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The following quotations reflect the high and low bids for our shares of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2017	High Bid	Low Bid
First Quarter	1.99	1.50
Second Quarter	1.95	1.90
Third Quarter	1.90	1.50
Fourth Quarter	2.50	1.40

Fiscal Year 2018	High Bid	Low Bid
First Quarter	9.00	2.00
Second Quarter	6.99	4.04
Third Quarter	6.49	4.20
Fourth Quarter*	6.80	4.50

Fiscal Year 2019	High Bid	Low Bid
First Quarter (through June 1, 2018)	4.95	2.76
* Our common stock commenced trading on the NASDAQ Capital Market.

As of June 4, 2018, we had approximately 92 holders on record of our common stock.

Dividends

Since incorporation, we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Company’s common stock or preferred stock, will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Currently, there is no equity compensation plan in place.

Performance Graph

The graph below charts the cumulative total return of our common stock listed on Nasdaq, the Nasdaq Composite index and the S&P 1500 Health Care Technology Index, for the fiscal years ended March 31, 2015, 2016, 2017 and 2018.  Our stock began trading on Nasdaq on January 25, 2018.

Unregistered Sales of Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2018.

ITEM 6.   SELECTED FINANCIAL DATA.
Financial highlights

Year Ended March 31,	2018	2017		2016		2015		2014

Net loss	$(1,820,449)		$(1,551,266)		$(1,539,637)		$(1,319,840)	$(586,233)
Diluted loss per share	$(0.01)	$	*	$	*	$	*	*
Cash, cash equivalents, and short-term investments	$5,733,886		$2,779,309		$9,403,965		$354,749	$1,873,141
Total assets	$6,255,402		$7,401,906		$9,732,783		$913,108	$2,049,774
Long-term obligations	$-		$-		$-		$(170,000)	$-
Deferred Revenue	$1,333,128		$1,183,035		$1,396,005		$1,538,300	$1,667,200
Stockholders’ equity/(deficit)	$4,110,965		$5,366,500		$7,678,765		$(917,411)	$373,900

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

Affiliated Company Relationships

Pharma was incorporated in November 2005. Through October 2013, all technology development and related transactions were incurred by Pharma.   As new technology platforms were invented and developed, additional companies were set up to contain these new technology platforms to aid in the process of raising further investments to progress the development of these subsequent technologies. However, due to the small size of the operations, low number of employees and laboratory and office space required, only one payroll was maintained initially.  Invoices were posted in Pharma and recharges were made as required. Prior to the year ended March 31, 2016, recharges included a proportion of the overhead allocated based on management’s assessment.  Management believes that the allocation methodologies are reasonable.

Dr. D. F Chowdhury and Mr. Bashir Timol are officers of Pharma.  However, Pharma plans a management restructuring and a new management team is planned to be recruited in due course, aligned with commercial launch plans. The current management at DDL, including Dr. D. F. Chowdhury will allocate 15%-20% of their time to oversee the current operations at Pharma and the implementation of the new management team and to provide ongoing support in an advisory role. Pharma is a drug delivery company, which means that its activities are entirely related to the delivery of drugs to the body of a human or animal subject.  DDL is a diagnostic company, which means it is entirely focused on extracting molecules from the human or animal subject and analyzing it to make a diagnosis or to monitor the level of a particular molecule such as glucose. These are two independent businesses engaged in different activities, therefore there is no conflict of interest between the two and management does not see any conflicts arising from the allocations of some of DDL management time to overseeing the operations of Pharma.

Payments made solely for work that Dr. Chowdhury performed/performs for Pharma in his capacity as Manager are not recharged to Nemaura Medical Inc. and are not included in our financial statements.

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations.  At March 31, 2018, the Company had approximate cash and fixed rate cash account balances of $5,734,000, working capital of $5,187,000, total stockholders’ equity of $4,111,000 and an accumulated deficit of $8,973,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from  related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.
Management’s strategic assessment includes the following potential options:

●	obtaining regulatory approval for the sugarBEAT device: CE mark review and approval in Europe is anticipated in 2018, and FDA clinical program and PMA submission timing is yet to be determined.
●	pursuing additional capital raising opportunities;
●	exploring licensing opportunities; and
●	undertaking manufacturing development and scale-up of the sugarBEAT device for commercialization.

Results of Operations

Year Ended March 31, 2018 Compared To The Year Ended March 31, 2017

Revenue

There was no revenue recognized in the years ended March 31, 2018 and March 31, 2017.  In 2014, we received an upfront non-refundable cash payment of £1 million (approximately $1.40 million at March 31, 2018) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at March 31, 2018 and 2017, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.

Research and Development Expenses

Research and development expenses were $993,833 and $1,034,605 for the years ended March 31, 2018 and 2017, respectively. This amount related to clinical trials and improvements made to the sugarBEAT device, and expenditures included sub-contractor activities, and consultancy fees and wages. We expect research and development expenses to continue to be a significant cost in future periods as we continue our clinical studies of our sugarBEAT device and pursue strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $915,132 and $516,661 for the years ended March 31, 2018 and 2017, respectively.  These consisted primarily of legal, professional and audit fees plus wages and charitable contributions.  General and administrative expenses will be expected to significantly increase as we commence product manufacture and commercialisation.

Other Comprehensive Income

For the years ended March 31, 2018 and 2017 other comprehensive income/(loss) was $564,914 and ($760,999), respectively, arising from foreign currency translation adjustments.

Year Ended March 31, 2017 Compared To The Year Ended March 31, 2016

Revenue

There was no revenue recognized in the years ended March 31, 2017 and March 31, 2016.  In 2014, we received an upfront non-refundable cash payment of approximately $1.67 million in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at March 31, 2017 and 2016, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval

Research and Development Expenses

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

General and Administrative Expenses

General and administrative expenses were $516,661 and $511,413 for the years ended March 31, 2017 and 2016, respectively.  These consisted primarily of legal, professional and audit fees plus wages.  General and administrative expenses will be expected to significantly increase as we commence product manufacture and commercialisation.

Other Comprehensive Income

For the years ended March 31, 2017 and 2016 other comprehensive (loss)/income was ($760,999) and $135,813 respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $8,973,082 through March 31, 2018.  We have historically financed our operations through the issuances of equity, UK government grants and contributions of services from related entities.

At March 31, 2018, the Company had net working capital of $5,187,224 which included cash and short-term fixed rate cash account balances of $5,733,886.  The Company reported a net loss of $1,820,449 for the year ended March 31, 2018.

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

We believe the cash position as of March 31, 2018 is adequate for our current level of operations through June  2019, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the following:
- Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.
- Complete clinical studies for CE approval of the body worn miniaturised device with Bluetooth connectivity.

In November 2015 we received proceeds of $10,000,000 in connection with the private placement of 5 million shares and warrants for up to 10 million shares of our common stock.

Operating activities

Net cash consumed by our operating activities for the year ended March 31, 2018 was $2,136,977 which reflected our net loss of $1,820,449, increased by an increase in accounts payable, an increase in prepayments, a decrease in liability due to related parties and an increase in accrued interest receivable of $452,535, and offset by an increase in accruals of $106,751.

Net cash consumed by our operating activities for the year ended March 31, 2017 was $1,192,828 which reflected our net loss of $1,551,266, and offset by a net increase in accounts payable, liability due to related parties and accrued expenses of $252,638, and by a decrease in prepayments and other receivables of $85,367.

Net cash consumed by our operating activities for the year ended March 31, 2016 was $1,209,365 which reflected our net loss of $1,539,637, a decrease in accounts payable and accrued expenses of $160,983 and offset by a decrease in prepayments and other receivables of $224,392 and decrease in prepayment to related party of $249,459.

Net cash generated by investing activities was $1,949,215 for the year ended March 31, 2018, which reflected the cash received from the maturity of a fixed rate savings account of $1,994,475 offset by expenditures made in developing intellectual property, primarily related to patent filings of $45,260.

Net cash used in investing activities was $6,306,089 for the year ended March 31, 2017, which reflected the expenditures made in developing intellectual property, primarily related to patent filings of $73,070, property and equipment of $6,519 and $6,226,500 invested in fixed rate savings account.

Net cash used in investing activities was $87,564 for the year ended March 31, 2016, which reflected the expenditures made in developing intellectual property, primarily related to patent filings of $78,197 and property and equipment of $9,367.

For the years ended March 31, 2018 and 2017, there were no financing activities.

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

Contractual Obligations

None

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

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash and fixed rate deposits are denominated in Pounds Sterling, with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At March 31, 2018, the Company held approximately USD 5.7 million in GBP-denominated bank and fixed rate cash accounts.  Based on this balance, a 1% depreciation of the Pound against the US dollar would cause an approximate USD 57 thousand reduction in cash and fixed rate deposit account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

NEMAURA MEDICAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Nemaura Medical Inc.
Loughborough, United Kingdom

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nemaura Medical Inc. (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Related Party Transactions

The Company has significant transactions and relationships with related parties that are described in Note 7 to the consolidated financial statements.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2017.

Denver, Colorado
June 12, 2018

THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT.  GHP HORWATH, P.C. HAS CEASED OPERATIONS AND THEREFORE, HAS NOT REISSUED THE REPORT.

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

/s/ GHP Horwath, P.C.
Denver, Colorado
June 13, 2016

NEMAURA MEDICAL INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of March 31,
	2018 ($)	2017 ($)

ASSETS
Current assets:
Cash	822,335	911,359
Fixed rate cash account	4,911,551	1,867,950
Prepaid expenses and other receivables	187,139	51,086
Accrued interest receivable	77,508	-
Total current assets	5,998,533	2,830,395

Other assets:
Property and equipment, net	5,770	9,161
Intangible assets, net of accumulated amortization	251,099	203,800
	256,869	212,961

Long term assets:
Fixed rate cash account	-	4,358,550

Total assets	6,255,402	7,401,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	49,912	77,530
Liability due to related party	613,818	687,609
Other liabilities and accrued expenses	147,579	87,232

Total current liabilities	811,309	852,371

Deferred revenue	1,333,128	1,183,035
	1,333,128	1,183,035

Total liabilities	2,144,437	2,035,406

Commitments and contingencies

Stockholders’ equity:
Convertible Series A preferred stock, $0.001 par value, 200,000 shares authorized and 137,324 outstanding at March 31, 2018	137	-
Common stock, $0.001 par value, 420,000,000 shares authorized and 67,676,000 shares issued and outstanding at March 31, 2018 (205,000,000 issued and outstanding at March 31, 2017)	67,676	205,000

Additional paid in capital	13,056,859	12,919,672
Accumulated deficit	(8,973,082)	(7,152,633)
Accumulated other comprehensive loss	(40,625)	(605,539)
Total stockholders’ equity	4,110,965	5,366,500
Total liabilities and stockholders’ equity	6,255,402	7,401,906

See notes to the consolidated financial statements

NEMAURA MEDICAL INC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended March 31,
	2018 ($)	2017 ($)	2016 ($)
Revenues
Total revenues	-	-	-

Operating expenses:
Research and development	993,833	1,034,605	1,028,224
General and administrative	915,132	516,661	511,413
Total operating expenses	1,908,965	1,551,266	1,539,637

Loss from operations	(1,908,965)	(1,551,266)	(1,539,637)

Interest income	88,516	-	-

Net loss	(1,820,449)	(1,551,266)	(1,539,637)

Other comprehensive income/ (loss)
Foreign currency translation adjustment	564,914	(760,999)	135,813
Comprehensive loss	(1,255,535)	(2,312,265)	(1,403,824)

Loss per share
Basic and diluted	(0.01)	*	*

Weighted average number of shares outstanding	150,070,400	205,000,000	201,726,027

* less than $0.01
See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
YEARS ENDED MARCH 31, 2018 AND 2017

	Common Stock ($)	Convertible preferred stock ($)	Additional Paid in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Income ($)	Total Stockholders’ Equity ($)

Balance at April 1, 2015	200,000	-	2,924,672	(4,061,730)	19,647	(917,411)

Common stock issued for cash	5,000	-	9,995,000	-	-	10,000,000
Net loss	-		-	(1,539,637)	-	(1,539,637)
Other comprehensive income - foreign currency translation gain	-	-	-	-	135,813	135,813
Balance at March 31, 2016	205,000		12,919,672	(5,601,367)	155,460	7,678,765

Net loss	-	-	-	(1,551,266)	-	(1,551,266)
Other comprehensive income - foreign currency translation loss	-	-	-	-	(760,999)	(760,999)
Balance at March 31, 2017	205,000	-	12,919,672	(7,152,633)	(605,539)	5,366,500

Cancellation of ordinary stock and issue of convertible preferred stock	(137,324)	137	137,187	-	-	-
Net loss	-	-	-	(1,820,449)	-	(1,820,449)
Other comprehensive income - foreign currency translation gain	-	-	-	-	564,914	564,914
Balance at March 31, 2018	67,676	137	13,056,859	(8,973,082)	(40,625)	4,110,965

See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2018 ($)	2017 ($)	2016 ($)
Cash Flows from Operating Activities:
Net loss	(1,820,449)	(1,551,266)	(1,539,637)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,256	20,433	17,404
Changes in assets and liabilities:
Prepaid expenses and other receivables	(138,859)	85,367	224,392
Prepayment to related party for clinical trials	-	-	249,459
Accounts payable	(31,247)	2,522	(31,279)
Liability due to related party	(162,644)	270,975	-
Accrued expenses	60,407	(20,859)	(129,704)
Accrued interest receivable	(73,441)	-	-
Net cash used in operating activities	(2,136,977)	(1,192,828)	(1,209,365)

Cash Flows from Investing Activities:
Decrease in restricted cash	-	-	-
Purchase of intangible assets	(45,260)	(73,070)	(78,197)
Purchase of property and equipment	-	(6,519)	(9,367)
Fixed rate savings account	1,994,475	(6,226,500)	-
Net cash provided by/ (used in) investing activities	1,949,215	(6,306,089)	(87,564)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	-	-	10,000,000
Net advances from related party	-	-	299,434
Net cash provided by financing activities	-	-	10,299,434

Net (decrease)/increase in cash	(187,762)	(7,498,917)	9,002,505
Effect of exchange rate changes on cash	98,738	(993,689)	46,711
Cash at beginning of year	911,359	9,403,965	354,749
Cash at end of year	822,335	911,359	9,403,965

Supplemental disclosure of cash flow information:

Schedule of non-cash investing and financing transactions:
Transfer of property and equipment and intangible assets to related party	-	-	23,428

See notes to the consolidated financial statements

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

NOTE 1 – ORGANIZATION, PRINCIPAL ACTIVITIES AND MANAGEMENT’S PLANS
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

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company’s initial focus has been on the development of the sugarBEAT device, which consists of a disposable patch containing a sensor, and a non-disposable miniature electronic watch with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels. All the Company’s operations and assets are located in England.

The following diagram illustrates Nemaura’s corporate and shareholder structure as of March 31, 2018:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

The Company has a limited operating history, recurring losses from operations and an accumulated deficit as of March 31, 2018.  The Company expects to continue to incur losses from operations at least until clinical trials are completed later this year, when management expects that the product will become available to be marketed.   Management has evaluated the expected expenses to be incurred along with its available cash, and has determined that there is not substantial doubt as to its ability to continue as a going concern for at least one year subsequent to the date of issuance of these financial statements. The Company has approximately $822,000 of readily available cash on hand at March 31, 2018 and approximately $4.9 million that will become available in December 2018 (Note 3b).  Early withdrawal may generally be made for liquidity needs.

Management’s strategic plans include the following:

- continuing to advance commercialization of the Company’s principal product, in both UK, European and other international markets;

- pursuing additional capital raising opportunities; and

- continuing to explore and execute prospective partnering or distribution opportunities;

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

(b) Fixed rate cash accounts:

From time to time the Company invests funds in fixed rate cash savings accounts.  These accounts, at the time of the initial investment, provide a higher interest rate than other bank accounts, and also require the Company to maintain the funds in the accounts for a period of time, currently $4.9 million through December 2018.  Early withdrawal may generally be made for liquidity needs.

(c) Fair value of financial instruments

The Company’s financial instruments primarily consist of cash, accounts receivable, fixed rate cash accounts, and accounts payable.  As of the year-end dates, the estimated fair values of non-related party financial instruments were not materially different from their carrying values as presented, due to their short maturities. The fair value of amounts payable to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

(d) Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally ten years for fixtures and fittings.

(e) Intangible assets

Intangible assets consist of licenses and patents associated with the sugarBEAT device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended March 31, 2018, 2017 or 2016.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

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

The Company recognizes up front license payments as revenue upon delivery of the license only if the license has stand alone value to the customer. However, where further performance criteria must be met, revenue is deferred and recognized on a straight line basis over the period the Company is expected to complete its performance obligations (note 4).

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended March 31, 2018, 2017 and 2016.

In December 2017, the US Tax Cuts and Jobs Act (the”Act”) was signed into law.  Generally, this Act reduces corporate rates from a top rate of 35% to a top rate of 21%, effective January 1, 2018.  As the Company’s US operations are minimal, and all deferred tax assets are fully allowed for, there is no significant impact to the Company as of and for the three and twelve month periods ended March 31, 2018.

(i) Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of March 31, 2018, 2017 and 2016. For the years ended March 31, 2018, 2017 and 2016, warrants to purchase 10 million shares of common stock and preferred stock convertible to 137,324,000 shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share.

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

	2018	2017	2016
Year end GBP : US$ exchange rate	1:1.4033	1:1.2453	1:1.4318
Average period/yearly GBP : US$ exchange rate	1:1.3305	1:1.3146	1:1.5224

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies.  The Company will adopt this standard on April 1, 2019.  Management is currently evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016- 02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period.  As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies.  The Company will adopt this standard on April 1, 2020.   Management is currently evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

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

(m) Risks and Uncertainties:

The Company is in the development stage of one primary product that it expects to introduce to the UK market after completion of clinical trials and CE mark approval (European Union approval of the product). The Company has entered into sales and marketing agreements for the product but has not yet entered into manufacturing agreements.  These matters raise uncertainties as regulatory acceptance of the Company’s primary product development efforts and if acceptance is attained, the cost structure to produce the product.

(n) Preferred shares

On October 5, 2017, the Company entered into common stock exchange agreements with each of its three largest shareholders, to exchange, in the aggregate, 137,324,000 shares of the Company’s common stock for 137,324 shares of Series A Convertible Preferred Stock.  Each share of Series A Convertible Preferred Stock is convertible into 1,000 shares of the Company’s common stock, automatically upon the occurrence of all of certain triggering events, as set forth in the Certificate of Designation, namely (a) the sugarBEAT® device to be commercialized has CE regulatory approval; (b) retail sales having commenced; and (c) retail sales exceeding USD$5 million, inclusive of advanced sales or voluntarily by the holder after February 7, 2018, if these triggering events have not occurred.  Each holder of issued and outstanding Series A Convertible Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock is convertible. Holders of Series A Convertible Preferred Stock are entitled to vote on any and all matters presented to stockholders of the Company, except as provided by law.  The Series A Convertible Preferred Stock has no preference to the common stock as to dividends or distributions of assets upon liquidation or winding up of the Company (which has been agreed to by the holders of the Series A Convertible Preferred Stock).  The Company determined that the fair value of the preferred shares issued for the common shares was equivalent to the fair value of the common shares exchanged.

On November 6, 2017, the transaction was consummated and 137,324,000 shares of common stock were cancelled.  As a result, the Company has 67,676,000 shares of common stock issued and outstanding.

(o) Subsequent events

We have signed a full commercial agreement with Dallas Burston Ethitronix Limited in May 2018 for all other European territories as part of an equal joint venture agreement. The joint venture intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, to leverage their network, infrastructure and resources.

On June 5, 2018, the three holders of our Series A Convertible Preferred Stock (the “Series A Preferred”) each delivered notices of conversion to voluntarily convert their Series A Preferred, in the aggregate amount of 137,324 shares, into 137,324,000 shares of our common stock.  The holders had the right to voluntarily convert each share of Series A Preferred into 1,000 shares of common stock of the Company.  As a result of the conversion, we currently have 205,000,000 shares of common stock outstanding.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up front cash payment of GBP 1,000,000 (approximately $1.403 million and $1.245 million as of March 31, 2018 and March 31, 2017 respectively) which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT device to occur in the year ending March 31, 2019, approximately $70,000 of the deferred revenue has been classified as a current liability.

In April 2014, a Letter of Intent was signed with the third party which specified a 10 year term and in November 2015, a Licence, Supply and Distribution agreement with an initial 5 year term was executed. The Company grants the exclusive right to market and promote its product in the United Kingdom, and purchase the product at specified prices.

NOTE 5– PROPERTY AND EQUIPMENT

As of March 31, 2018, and March 31, 2017 property and equipment is summarized as follows.

	March 31, 2018 ($)	March 31, 2017 ($)
Fixtures and fittings	18,213	16,163
Less accumulated depreciation	(12,443)	(7,002)
	5,770	9,161

NOTE 6 - INTANGIBLE ASSETS

As of March 31, 2018, and March 31, 2017 intangible assets are summarized as follows:

	March 31, 2018 ($)	March 31, 2017 ($)
Patents and licenses	323,987	244,457
Less accumulated amortization	(72,888)	(40,657)
	251,099	203,800

Estimated amortization expense is approximately $22,000 for each of the next five years.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

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

Following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2018, 2017 and 2016. These amounts are unsecured, interest free, and payable on demand.

	Year Ended March 31, 2018 ($)	Year Ended March 31, 2017 ($)	Year Ended March 31, 2016 ($)
Balance due from Pharma and NDM at beginning of period	(687,609)	(494,145)	192,484
Amounts advanced to Pharma	-	-	58,197
Amounts received from Pharma	(145,214)	(2,480)	(228,361)
Reduction in prepayments to Pharma for clinical trials	-	-	(247,596)
Amounts invoiced by Pharma to DDL, NM and TCL (1)	(842,739)	(577,481)	(331,714)
Amounts invoiced by DDL to Pharma	-	15,305	16,307
Amounts repaid by DDL to Pharma	1,096,767	249,060	-
Amounts paid by DDL on behalf of Pharma	19,889	42,403	-
Sale of fixed and intangible assets to Pharma and NDM	-	-	17,775
Foreign exchange differences	(54,912)	79,729	28,763
Net balance due to Pharma and NDM at end of the period	(613,818)	(687,609)	(494,145)

(1)	These amounts are included primarily in research and development expenses.

The Company routinely reviews its statement of cashflows presentation of related party transactions for financing or operating classification based on the underlying nature of the item and intended repayment.

Total costs charged to the Company by Pharma and NDM were $842,739, $577,481 and $331,714 for the years 2018, 2017 and 2016 respectively.

Subsequent to March 31, 2018, the Company made payments to Pharma on the outstanding balances at March 31, 2018 of £279,792.

NOTE 8 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

The United States of America

The Company is incorporated in the US, and as a result of the new US Tax Cuts and Jobs Act, is subject to a US federal corporate income tax blended rate of 30.79% for the year ended March 31, 2018. The federal corporate income tax rate for future years is scheduled to be 21%.

British Virgin Islands

RGL is incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, RGL is not subject to tax on income or capital gains. In addition, upon payments of dividends by RGL, no BVI withholding tax is imposed. During the years ended March 31, 2018, 2017 and 2016, there was no income or expenses in the BVI.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

UK

DDL, TCL and DDHL are all incorporated in the United Kingdom (UK) and the applicable UK statutory income tax rate for these companies is 19%.

For the years ended March 31, 2018, 2017 and 2016 loss before income tax expense (benefit) arose in the UK and U.S.

	Year ended March 31,
	2018	2017	2016
	$	$	$
Loss before income taxes arising in UK	(1,353,243)	(1,251,870)	(1,300,468)
Loss before income taxes arising in United States	(467,206)	(299,396)	(239,169)
Total loss before income tax	(1,820,449)	(1,551,266)	(1,539,637)

Reconciliation of our effective tax rate to loss to the statutory U.S federal tax rate is as follows:

	Year ended March 31,
	2018		2017		2016
	$		$		$
Loss before income taxes	(1,820,449)		(1,551,266)		(1,539,637)
Expected tax benefit	(561,000)	(31%)	(527,000)	(34%)	(523,000)	(34%)
Foreign tax differential	36,000	2%	217,000	14%	216,000	14%
Enhanced research and development	(215,000)	(12%)	(198,000)	(13%)	(177,000)	(11%)
Other	35,000	2%	-	-	-	-
Change in valuation allowance	705,000	39%	455,000	29%	484,000	31%
Actual income tax benefit	-	-	-	-	-	-

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	As of March 31,
	2018		2017
	$		$
Net operating tax loss carried forwards		2,229,000		1,818,000
Valuation allowance		(2,229,000)		(1,818,000)
Net deferred tax assets		-		-

For each of the years ended March 31, 2018, 2017 and 2016, the Company did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.
The Company mainly files income tax returns in the United States and the UK. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2014.   The UK tax returns for the Company’s UK subsidiaries are open to examination by the UK tax authorities for the tax years beginning in April 1, 2012.
As of March 31, 2018, the Company has net operating losses (NOLs) of approximately $1.4 million in the US and $7.1 million in the UK.  These US and UK NOLs may be carried forward indefinitely.
NOTE 9 – STOCKHOLDERS’ EQUITY

In November 2015, the Company issued 5 million shares of common stock and warrants to purchase 10 million shares of common stock for total proceeds of $10 million. The warrants are exercisable at $0.50 per share through to the fifth anniversary of the listing of the Company on a national exchange.  The Company listed to the Nasdaq exchange on January 25, 2018.

NEMAURA MEDICAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated quarterly financial information:

	Quarter Ended
2018	June 30		Sept. 30		Dec. 31		March 31
Total revenue		$-		$-		$-		$-
Loss from operations		$(417,320)		$(447,516)		$(476,353)		$(567,776)
Net loss		$(407,787)		$(393,031)		$(466,365)		$(553,266)
Basic and diluted loss per share	$	*	$	*	$	*	$	*
Weighted average number of shares outstanding		205,000,000		205,000,000		121,411,478		150,070,400

	Quarter Ended
2017	June 30		Sept. 30		Dec. 31		March 31
Total revenue		$-		$-		$-		$-
Loss from operations		$(494,183)		$(322,482)		$(375,366)		$(359,235)
Net loss		$(494,183)		$(322,482)		$(375,366)		$(359,235)
Basic and diluted loss per share	$	*	$	*	$	*	$	*
Weighted average number of shares outstanding		205,000,000		205,000,000		205,000,000		205,000,000

* less than $0.01

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of March 31, 2018:

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

•	there is a lack of review and approval of journal entries which could result in the improper initiation and reporting of transactions; and

•	there is a lack of access controls over the Company’s IT applications which could result in the improper initiation and reporting of significant transactions.

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

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to these assessments and recommendations, including:

•
Assembling a team from our finance department to be responsible for the preparation of financial statements under U.S. Securities laws, including hiring additional qualified personnel such as a CFO with US listed company experience. In assembling this team, the Company will put in place controls to segregate duties in the processing of key transactions, controls to ensure the review and approval of journal entries and controls to ensure that access to IT systems is limited to authorized users based on the applications and their functions within the organization.

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

In addition of the immediate remediation plan, we will put our effort, in the coming year, in improving our control environment detailed below:

•
Ongoing assessment of our current Internal Control Over Financial Reporting against COSO 2013 and the requirements set forth by Sarbanes-Oxley Act section 404. This task will be conducted by an independent expert.

•
Continued testing of the operating effectiveness of the controls that have been identified and implemented in order to prevent misstatement of the financial statements. In addition, the company will focus on the design and implementation of Key Performance Indicators (KPIs) in order to measure the quality of the processes in place, and the efficiency of the controls.

As described below, certain aspects of this plan were implemented in the year ended March 31, 2018 and other aspects are expected to be implemented on, or around, the time that we are prepared to take our sugarBEAT product to market.

Attestation Report of the Registered Public Accounting Firm

As an Emerging Growth Company, we are not required to provide in this Annual Report on Form 10-K,  an attestation report of our registered public accounting firm on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the year ended March 31, 2018, we continued to implement the remediation plan discussed above.  We have implemented the following changes:

•
We have continued to engage with a third party consulting firm to help us assess our current internal control over financial reporting against COSO 2013, as well as identifying a gap analysis, suggest improvements in controls, and assist us in testing our control systems.  Further testing has occurred of certain controls, including purchasing processes, payment processes, and month end closing procedures.  In addition, an initial assessment of IT general controls has been conducted, with a view to assessing the current situation and strengthening these controls where deemed necessary.  The Company has set a target to design and implement controls that will address the material weaknesses by March 31, 2019. The independent advisers have agreed a table of work to complete all controls reviews, implementation and testing in this timeframe and the Company has committed to meeting this timeframe.  However, as this process is ongoing and there will need to be sufficient time to ensure implemented controls are operating effectively, there is no assurance that all material weaknesses will be fully remediated by March 31, 2019.

•
During the quarter ended September 30, 2017, the Board of Directors (“Board”) appointed three independent directors to serve on our Board, each of whom meet the definition of “independent” as set forth under The Nasdaq Stock Market rules.  The Board has established an audit committee with each of the independent directors serving as members of the audit committee.  The Board has also designated one of the independent directors to serve as Chair of the audit committee who meets the definition of an “audit committee financial expert.”.

•	During the year, members of our accounting department have attended training courses relating to US accounting practice and changes in taxation laws.

There have been no other changes in our internal control over financial reporting during our last fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names.

Name	Age	Position	Date of Appointment
Dewan Fazlul Hoque Chowdhury	45	Chief Executive Officer, President and Director	December 24, 2013
Bashir Timol	43	Director Chief Business Officer	December 24, 2013 April 9, 2018
Iain Anderson	58	Chief Financial Officer	December 12, 2016
Thomas Moore	54	Independent Director	August 3, 2017
Dr. Salim Natha	51	Independent Director	July 26, 2017
Timothy Johnson	34	Independent Director	July 17, 2017

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Dewan Fazlul Hoque Chowdhury. Dr. Chowdhury has been our President, Chief Executive Officer and a member of our board of directors since our incorporation on January 20, 2009.  He is in charge of research and development of our core technologies, product development, innovation and commercialization. He also coordinates and oversees legal compliance; development of the company mission; policy and planning.  Prior to establishing the Company, Dr. Chowdhury was the founder and CEO of Microneedle Technologies and Nemaura Pharma Limited where he played a pivotal role in the development, manufacture and launch of a microneedle device used in skin clinics, which is also currently being evaluated for skin cancer drug delivery. Dr. Chowdhury has been responsible for negotiating licensing deals for a transdermal patch to treat Alzheimer’s disease. Additionally, he was involved in negotiations for out-licensing patches to treat Parkinson’s and Hypertension, and in-licensing complementary technologies.

Dr. Chowdhury originally trained as a pharmaceutical scientist and has an MSc in Microsystems and Nanotechnology from Cranfield University, and a Doctorate from the University of Oxford on nano-drug delivery. His experience in the Pharmaceutical Industry includes product development; manufacturing; and technical and corporate management.

Bashir Timol. Mr. Timol has been a Director since Nemaura Medical Inc. was organized on December 24, 2013.  He has been a director of Dermal Diagnostics Limited from October 30, 2013. On April 9, 2018 Mr Timol was appointed to the role of Chief Business Officer.  Mr, Timol possesses over 10 years’ experience in food and beverage, franchise, and logistic operations.  His experience includes constructing sales contracts and having the responsibility for overseeing the key managers in the operation of a large scale retail food chain.  He has experience as an entrepreneur investing in and operating a number of retail food chains in the UK, including DIXY Chicken and Costa Coffee.  Prior to joining Nemaura Mr. Timol has been employed as a director at SABT 1 Ltd. since March of 2009 and One-E Group since January of 2007.  Mr. Timol holds a bachelor degree in Economics from the University of Central Lancashire, UK.

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

Timothy Johnson.  Mr. Johnson was elected as a director in July 2017. He is currently serving in executive positions in Diagnostax advisory, EQIQ and Protech Professional. Mr. Johnson received his first class Masters of Science in Mathematics and Physics from the University of Manchester, UK.

Salim Natha.  Dr. Natha was elected as a director in July 2017. He is currently practicing as an Eye Surgeon in the UK National Health Service (NHS), and is the clinical lead for a retinopathy screening programme for over 20,000 diabetics in the Ashton, Wigan and Leigh region. He has published several articles in the medical literature and is a peer reviewer for the English National Diabetic Retinopathy Screening Programme. Dr. Natha graduated with honours from the University of Liverpool Medical School.
Thomas Moore.   Mr. Moore was elected as a director in August 2017. He is currently working as a management consultant, having built up three decades of experience in the accountancy and consultancy fields at leading accountancy firms including Grant Thornton, KPMG and PricewaterhouseCoopers. He is a practicing Chartered Tax Adviser and earned his first class Bachelor of Arts in French and Russian from the University of Northumbria, UK.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.

None.

Board of Directors

All directors hold office until the next Annual Meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the Board of Directors. Our Board of Directors shall hold meetings on at least a quarterly basis.

The board of directors complies with the NASDAQ Listing Rules with respect to corporate governance matters.  Under the NASDAQ rules we are required to maintain a board of directors comprised of at least 50% independent directors, and an audit committee of at least two members, comprised solely of independent directors who also meet the requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Director Independence

The board of directors has reviewed the independence of our directors, applying the NASDAQ independence standards. Based on this review, the board of directors determined that each of Thomas Moore, Dr. Salim Natha and Timothy Johnson are independent within the meaning of the NASDAQ rules. In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfil their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters are available on our website. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our Audit Committee was established on July 26, 2017 and is comprised of our independent directors: Thomas Moore, Dr. Salim Natha and Timothy Johnson. Mr. Johnson qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

  ● Oversee the Company’s accounting and financial reporting processes;

  ● Oversee audits of the Company’s financial statements;

  ● Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

  ● Review and discuss with management the Company’s audited financial statements and review with management and the Company’s independent registered public accounting firm the Company’s financial statements prior to the filing with the SEC of any report containing such financial statements.

  ● Recommend to the board that the Company’s audited financial statements be included in its annual report on Form 10-K for the last fiscal year;

  ● Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

  ● Be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

  ● Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

  ● Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management.

Compensation Committee

The Compensation Committee is responsible for, among other matters:

  ● reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs;

  ● administering incentive and equity-based compensation;

  ● reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

  ● appointing and overseeing any compensation consultants or advisors.

Our Compensation Committee was established on July 26, 2017, and currently consists of Thomas Moore, Dr. Salim Natha and Timothy Johnson.  Dr. Salim Natha serves as chair of the Compensation Committee.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is responsible for, among other matters:

  ● selecting or recommending for selection candidates for directorships;

  ● evaluating the independence of directors and director nominees;

  ● reviewing and making recommendations regarding the structure and composition of our board and the board committees;

  ● developing and recommending to the board corporate governance principles and practices;

  ● reviewing and monitoring the Company’s Code of Ethics; and

  ● overseeing the evaluation of the Company’s management.

Our Corporate Governance and Nominating Committee was established on July 26, 2017, and currently consists of Thomas Moore, Dr. Salim Natha and Timothy Johnson.  Mr. Johnson serves as chair of the Corporate Governance and Nominating Committee.

Material Changes to Procedures by which Security Holders May Recommend Board Nominees

None.

Board Leadership Structure and Role in Risk Oversight

Mr. Chowdhury holds the positions of chief executive officer and chairman of the board of the Company. The board believes that Mr. Chowdhury’s services as both chief executive officer and chairman of the board is in the best interest of the Company and its shareholders. Mr. Chowdhury possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

The board has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between meetings of the Board, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

Management is responsible for assessing and managing risk, subject to oversight by the board of directors. The board oversees our risk management policies and risk appetite, including operational risks and risks relating to our business strategy and transactions. Various committees of the board assist the board in this oversight responsibility in their respective areas of expertise.

   ● The Audit Committee assists the board with the oversight of our financial reporting, independent auditors and internal controls. It is charged with identifying any flaws in business management and recommending remedies, detecting fraud risks and implementing anti-fraud measures. The audit committee further discusses Nemaura’s policies with respect to risk assessment and management with respect to financial reporting.

  ● The Compensation Committee oversees compensation, retention, succession and other human resources-related issues and risks.

  ● The Corporate Governance and Nominating Committee overviews risks relating to our governance policies and initiatives.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company's directors, executive officers and persons who own more than ten percent (10%) of our common stock are required to file with the Securities and Exchange Commission (the SEC), initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to year ended March 31, 2018, the Company is not aware of any late or delinquent filings required under Section 16(a) of the Exchange Act in respect of the Company's equity securities, other than the following:

Name	Form	Transaction
Dewan F.H. Chowdhury	4	Cancellation of 87,537,000 shares of common stock; Acquisition of 87,537 shares of preferred stock
Bashir Timol	4	Cancellation of 27,082,000 shares of common stock; Acquisition of 27,082 shares of preferred stock
Sufyan Ismail	4	Cancellation of 22,705,000 shares of common stock; Acquisition of 22,705 shares of preferred stock
Timothy Johnson	3	Appointment as a director owning -0- shares
Salim Natha	3	Appointment as a director owning 4,006,389 shares
Thomas J. Moore	3	Appointment as a director owning -0- shares

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions. A copy of our Code of Ethics is available on our website. We intend to post amendments to, or waivers from a provision of, our Code of Ethics that apply to our principal executive officer, principal financial officer or persons performing similar functions on our website.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

This table provides disclosure, for fiscal years 2018 and 2017, of the compensation paid to our named executive officers.

Named Executive Officer and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)

Dewan Fazlul Hoque Chowdhury	2018	106,440	-	390	106,830
Chief Executive Officer (Principal Executive Officer)	2017	105,168	-	-	105,168

Iain Anderson	2018	57,938	-	297	58,235
Chief Financial Officer (Principal Financial Officer)	2017	34,761	-	-	34,761

Dr. Chowdhury

We entered into an employment agreement with Dr. Chowdhury on November 2, 2013.  Dr. Chowdhury’s contract is for an unspecified period.  He may leave the Company with notice or the Company may terminate his contract with notice.  Termination may be with or without cause. Dr. Chowdhury receives an annual salary of £90,000 pounds sterling or $118,000 USD.  Our contract with Dr. Chowdhury does not include any provision for stock options or equity incentives.

Under the executive employment agreement Dr. Chowdhury’s annual salary was adjusted on a pro rata basis to reflect only work that was performed for Nemaura Medical Inc. The disclosure set forth in the table reflects his pro rata compensation from April 1, 2016 through March 31, 2018.

Mr. Anderson

We do not have a written employment contract with our Chief Financial Officer, Iain Anderson.  Mr. Anderson had an annual salary of £80,000 (approximately USD106,000), which was increased to £100,000 (approximately USD140,000) in March 2018. These amounts have been prorated for the 2017 and 2018 fiscal years based on actual time working for the Company.  Either party may terminate employment by providing the other party with no less than three months' prior notice. Our contract with Mr. Anderson does not include any provision for stock options or equity incentives.

Outstanding Equity Awards for 2018

None. We do not currently have an equity incentive plan.

Potential payments upon termination or change-in-control.

None.  Upon termination by us or Mr. Chowdhury, he shall only be entitled to receive his base salary through the date of termination.

Director Compensation

Each of our independent directors receive annual fees of £5,000 pounds sterling or $7,000 USD for their service on our board of directors and committees. We currently have no plan for compensating our executive directors for their services in their capacity as directors.  Although we have agreements with each of our independent directors to serve on our board, in which we provide for the grant of options, at this time no such option grants have been made and no equity compensation plan has been approved.

Name	Fees Earned or paid in Cash ($US) (1)	Non-Equity Incentive Plan Compensation ($US)	All other Compensation ($US)	Total ($US)
Timothy Johnson	4,726	-0-	-0-	4,726
Salim Natha	4,568	-0-	-0-	4,568
Thomas Moore	4,387	-0-	-0-	4,387
(1) Reflects pro rata amount of fees paid for fiscal 2018 commencing on such director’s date of appointment.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

The following tables set forth certain information as of June 7, 2018 regarding the beneficial ownership of our Common Stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our Common Stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o NEMAURA MEDICAL INC., Advanced Technology Innovation Centre, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom LE11 3QF. Shares of Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of June 7, 2018, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

On June 5, 2018, Mr. Chowdhury, Mr. Timol and Mr. Ismail, the three holders of our Series A Convertible Preferred Stock (the “Series A Preferred”), each delivered notices of conversion to voluntarily convert their Series A Preferred, in the aggregate amount of 137,324 shares, into 137,324,000 shares of our common stock.  The holders had the right to voluntarily convert each share of Series A Preferred into 1,000 shares of common stock of the Company.  As a result of the conversion, we currently have 205,000,000 shares of common stock outstanding.

Beneficial Ownership

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Total Voting Power[1]
Chowdhury, Dewan F.H.	87,537,000	43%
Timol, Bashir	27,082,100	13%
Iain Anderson	0	-
Timothy Johnson	0	-
Salim Natha	4,006,389	2%
Thomas Moore	0	-
Total Officers and Directors as a Group	118,625,489	58%

Holders of 5% or more of our Common Stock
Ismail, Sufyan	22,705,250	11%
1 Based upon 205,000,000 shares of our Common Stock outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by our Chief Executive Officer, President, Chairman of the Board and majority shareholder, Dewan F.H. Chowdhury.

Pharma has invoiced our subsidiaries, Dermal Diagnostics Limited (DDL) and Trial Clinical Limited (TCL) for research and development services. In addition, certain operating expenses of DDL and TCL were incurred and paid by Pharma and NDM which have been invoiced to us.  Certain costs incurred by Pharma and NDM are directly attributable to DDL and TCL and such costs were billed to us.  Prior to the year ended March 31, 2016, other costs were shared between the organizations.  In situations where the costs were shared, expense has been allocated between Pharma and NDM and DDL and TCL using a fixed percentage allocation and were billed to the Company.   DDL and TCL advanced Pharma certain amounts to cover a portion of the costs.

Total costs charged to us by Pharma and NDM were $842,739 for the year 2018.

Following is a summary of activity between the Company and Pharma and NDM for the year ended March 31, 2018. These amounts are unsecured, interest free, and payable on demand.

Year Ended March 31, 2018 ($)
Balance due from Pharma and NDM at beginning of period	(687,609)
Amounts advanced to Pharma	-
Amounts received from Pharma	(145,214)
Reduction in prepayments to Pharma for clinical trials	-
Amounts invoiced by Pharma to DDL, NM and TCL (1)	(842,739)
Amounts invoiced by DDL to Pharma	-
Amounts repaid by DDL to Pharma	1,096,767
Amounts paid by DDL on behalf of Pharma	19,889
Sale of fixed and intangible assets to Pharma and NDM	-
Foreign exchange differences	(54,912)
Net balance due to Pharma and NDM at end of the period	(613,818)

(1)	These amounts are included primarily in research and development expenses.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

It is Company policy to not enter any transaction (other than compensation arrangements in the ordinary course) with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee (or a majority of its disinterested members).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended March 31, 2018 and 2017 by Crowe Horwath LLP.

	2018	2017
Audit Fees	$106,000	$84,000
Audit Related Fees	-	-
Tax Fees	$6,765	$6,000
Other Fees	-	-
Totals	$112,765	$90,000

Audit fees represent amounts billed for professional services rendered or expected to be rendered for the audit of our annual financial statements.

Audit-related fees represent professional services rendered or expected to be rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees

Tax fees represent professional services rendered by the accounting firm for tax compliance.

The Audit Committee approves all auditing services and the terms thereof and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.

Audit Committee Pre-Approval Policy

Under provisions of the Sarbanes-Oxley Act of 2002, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Audit Committee must pre-approve the engagement of the our principal accountant to provide audit and permissible non-audit services. The Audit Committee has not established any policies or procedures other than those required by applicable laws and regulations.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation filed March 28, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
3.1(a)*	Certificate of Amendment to the Articles of Incorporation
3.2*	Certificate of Designation for Series A Convertible Preferred Stock
3.3*	Amended and Restated Company By-laws
4.1	Form of Subscription Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
4.2	Form of Common Stock Purchase Warrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.1
Employment Agreement dated November 1, 2013 between the Company and Dewan F.H. Chowdhury (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.2
Exclusive Rights License Agreement between Dallas Burston Pharma (DBP) Jersey Limited and Dermal Diagnostics Limited, dated March 31, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.3
Assignment Agreement between NDM Technologies Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.4
Assignment Agreement between Nemaura Pharma Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)

10.5+	License, Supply and Distribution Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.6	Verbal Agreement between the Company and Iain Anderson regarding compensation. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 13, 2016)
10.7	Form of Common Stock Exchange Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 7, 2017)
10.8+
Joint Collaboration Agreement’, between Dallas Burston Ethitronix (Europe) Limited and Nemaura Medical Inc., dated May 21 , 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2018)

14.1	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant’s Registration Statement on Form S‑1 (File No. 333-194857), filed August 12, 2014)
21.1*	Subsidiaries
23.1*	Consent of Crowe Horwath LLP
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements
•	*Filed herewith
•	+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 12, 2018 by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

By:	/s/ Dewan F. H. Chowdhury
Dewan F. H. Chowdhury
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Iain S Anderson
Iain S Anderson
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on June 12, 2018, in the capacities indicated.

Name	Position	Date

/s/ Dewan F.H. Chowdhury	President, Chief Executive Officer (Principal Executive Officer) Chief Financial Officer	June 12, 2018
Dewan F.H, Chowdhury
/s/ Bashir Timol	Director	June 12, 2018
Bashir Timol
/s/ Timothy Johnson	Independent Director	June 12, 2018
Timothy Johnson
/s/ Salim Natha	Independent Director	June 12, 2018
Salim Natha
/s/ Thomas Moore	Independent Director	June 12, 2018
Thomas Moore