Form 10-Q
period 2018-06-30
Nemaura Medical Inc.
filed 2018-08-09
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2018
or
☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38355

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

The number of shares of common stock, par value $0.001 per share outstanding as of August 6, 2018 was 205,000,000.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2018 ($)	As of March 31, 2018 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	319,992	822,335
Fixed rate cash account	4,621,050	4,911,551
Prepaid expenses and other receivables	304,727	187,139
Accrued interest receivable	81,585	77,508
Total current assets	5,327,354	5,998,533

Other Assets:
Property and equipment, net	4,358	5,770
Intangible assets, net of accumulated amortization	240,352	251,099
	244,710	256,869

Total assets	5,572,064	6,255,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	140,905	49,912
Liability due to related party	757,549	613,818
Other liabilities and accrued expenses	240,111	77,414
Deferred revenue	66,015	70,165
Total current liabilities	1,204,580	811,309

Deferred revenue	1,254,285	1,333,128

Total liabilities	2,458,865	2,144,437

Commitments and contingencies:

Stockholders’ Equity:
Convertible Series A preferred stock, $0.001 par value, 200,000 shares authorized; zero and 137,324 outstanding at June 30, 2018 and March 31, 2018, respectively.	-	137
Common stock, $0.001 par value,
420,000,000 shares authorized; 205,000,000 and 67,676,000
shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively.	205,000	67,676
Additional paid in capital	12,919,672	13,056,859
Accumulated deficit	(9,736,239)	(8,973,082)
Accumulated other comprehensive loss	(275,234)	(40,625)
Total stockholders’ equity	3,113,199	4,110,965
Total liabilities and stockholders’ equity	5,572,064	6,255,402

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
	2018 ($)	2017 ($)

Revenue:	-	-
Total revenue	-	-

Operating Expenses:
Research and development	429,539	149,198
General and administrative	342,424	268,122
Total operating expenses	771,963	417,320

Loss from operations	(771,963)	(417,320)

Interest income	8,809	9,533

Net loss	(763,154)	(407,787)

Other comprehensive income/(loss):
Foreign currency translation adjustment	(234,609)	202,755
Comprehensive loss	(997,763)	(205,032)

Loss per share
Basic and diluted	(0.01)	*
Weighted average number of shares outstanding	105,821,556	205,000,000

* Per share amounts are less than $0.01
See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2018 ($)	2017 ($)

Cash Flows From Operating Activities:
Net Loss	(763,154)	(407,787)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,776	5,069
Changes in assets and liabilities:
Prepaid expenses and other receivables	(119,909)	(13,014)
Accounts payable	92,470	17,949
Liability due to related party	199,193	95,617
Other liabilities and accrued expenses	152,976	14,200
Accrued interest receivable	(8,809)	-
Net cash used in operating activities	(440,457)	(287,966)

Cash Flows From Investing Activities:
Capitalized patent costs	(9,865)	(12,358)
Fixed rate savings account	-	647,450
Net cash provided by (used in) investing activities	(9,865)	635,092

Net increase (decrease) in cash	(450,322)	347,126
Effect of exchange rate changes on cash	(52,021)	25,958
Cash at beginning of period	822,335	911,359
Cash at end of period	319,992	1,284,443

Supplemental disclosure of non-cash financing activities:
Conversion of Series A preferred stock to common stock	137,324	-

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2018 and 2017
 (Unaudited)

INTERIM FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Nemaura Medical Inc. (“Nemaura” or the “Company”), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system (“CGM”), named sugarBEAT. The sugarBEAT device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes and may also be used to screen pre-diabetic patients. The sugarBEAT device extracts analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and interpreted using a unique algorithm.
Nemaura is a Nevada holding company organized in 2013. Nemaura owns one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation (“RGL”) formed on December 12, 2013.  RGL owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation (“DDHL”) formed on December 11, 2013, which in turn owns one hundred percent (100%) of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 (“DDL”), and one hundred percent (100%) of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 (“TCL”).
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
The following diagram illustrates Nemaura’s corporate structure as of June 30, 2018:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2018 and 2017
(Unaudited)

The Company has a limited operating history, recurring losses from operations and an accumulated deficit as of June 30, 2018. The Company expects to continue to incur losses from operations at least until clinical trials are completed later this year, when management expects that the product will become available to be marketed. Management has evaluated the expected expenses to be incurred along with its available cash and has determined that there is not substantial doubt as to its ability to continue as a going concern for at least one year subsequent to the date of issuance of these condensed consolidated financial statements. The Company has approximately $320,000 of readily available cash on hand at June 30, 2018 and approximately $4.6 million that will become available in December 2018 (Note 3b).  Early withdrawal may generally be made for liquidity needs.

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

(b)	Fixed rate cash accounts

From time to time the Company invests funds in fixed rate cash savings accounts.  These accounts, at the time of the initial investment, provide a higher interest rate than other bank accounts, and also require the Company to maintain the funds in the accounts for a period of time, currently $4.6 million through December 2018.  Early withdrawal may generally be made for liquidity needs.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2018 and 2017
(Unaudited)

(c) Fair value of financial instruments

The Company's financial instruments primarily consist of cash, fixed rate cash accounts, accounts payable and other current liabilities.  As of the year-end dates, the estimated fair values of non-related party financial instruments were not materially different from their carrying values as presented, due to their short maturities. The fair value of amounts payable to related parties are not practicable to estimate due to the related party nature of the underlying transactions.

(d) Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally four years for fixtures and fittings.

(e) Intangible assets

Intangible assets consist of licenses and patents associated with the sugarBEAT device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the three months ended June 30, 2018 or 2017.

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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the three months ended June 30, 2018 and 2017.
In December 2017, the US Tax Cuts and Jobs Act (the”Act”) was signed into law.  Generally, this Act reduces corporate rates from a top rate of 35% to a top rate of 21%, effective January 1, 2018.  As the Company’s US operations are minimal, and all deferred tax assets are fully allowed for, there is no significant impact to the Company as of and for the three month period ended June 30, 2018.
(i) Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of June 30, 2018 and 2017. For the three months ended June 30, 2018 and 2017, warrants to purchase 10 million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share.

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

The translation rates are as follows:

	Three months ended June 30, 2018 (unaudited)	Three months ended June 30, 2017 (unaudited)	Twelve months ended March 31, 2018
Period end GBP : US$ exchange rate	1.320	1.294	1.403
Average period/yearly GBP : US$ exchange rate	1.343	1.275	1.331

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
(m) Risks and Uncertainties
The Company is in the development stage of one primary product that it expects to introduce to the UK market after completion of clinical trials and CE mark approval (European Union approval of the product). The Company has entered into sales and marketing agreements for the product. It has also placed orders for the first commercial batch of transmitter devices with the electronics manufacturer Datalink Limited. It has not entered into exclusive manufacturing agreements with any of its contract manufacturers. Uncertainties still exist with regards to regulatory acceptance of the Company’s primary product development efforts and if acceptance is attained, the cost structure to produce the final product.
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
On November 6, 2017, the transaction was consummated and 137,324,000 shares of common stock were cancelled.  As a result, the Company had 67,676,000 shares of common stock issued and outstanding as of March 31, 2018.
On June 5, 2018, the three holders of our Series A Convertible Preferred Stock (the “Series A Preferred”) each delivered notices of conversion to voluntarily convert their Series A Preferred, in the aggregate amount of 137,324 of Series A Preferred shares, into 137,324,000 shares of our common stock.  The holders had the right to voluntarily convert each share of Series A Preferred into 1,000 shares of common stock of the Company.  As a result of the conversion, we have 205,000,000 shares of common stock outstanding as of June 30, 2018.
(o) Subsequent event
On June 27, 2018, the Company entered into a Master Services Agreement with World Wide Holdings, LLC DBA Invictus Resources, pursuant to which for an initial three month term,  Invictus shall provide services related to advising and assisting company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, introducing the Company to the financial community through the use of social media, digital media and other online awareness campaigns.  The aggregate fees in the amount of $160,000 are payable to Invictus during the initial three month term.  On July 23, 2018 the Board of Directors approved the issuance of a warrant to Invictus exercisable for 75,000 shares of common stock at an exercise price of $0.01 per share.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three Months Ended June 30, 2018 and 2017
(Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up front cash payment of GBP 1,000,000 (approximately $1.320 million and $1.294 million as of June 30, 2018 and March 31, 2018 respectively) which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT device to occur in the year ending March 31, 2019, approximately $66,000 of the deferred revenue has been classified as a current liability.

In April 2014, a Letter of Intent was signed with the third party which specified a 10 year term and in November 2015, a Licence, Supply and Distribution agreement with an initial 5 year term was executed. The Company grants the exclusive right to market and promote its product in the United Kingdom and purchase the product at specified prices.

In May 2018, the Company signed a full commercial agreement with Dallas Burston Ethitronix Limited for all other European territories as part of an equal joint venture agreement. The joint venture intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, to leverage their network, infrastructure and resources.

NOTE 5 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company’s majority shareholder, D F.H. Chowdhury.

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
Following is a summary of activity between the Company and Pharma and NDM for the three months ended June 30, 2018 and 2017. These amounts are unsecured, interest free, and payable on demand.

	Three Months Ended June 30, 2018 (unaudited) ($)	Three Months Ended June 30, 2017 (unaudited) ($)
Balance due from (to) Pharma and NDM at beginning of period	(613,818)	(687,609)
Amounts invoiced by Pharma to DDL and TCL (1)	(521,085)	(95,617)
Amounts repaid by DDL to Pharma	308,434	-
Foreign exchange differences	68,920	(29,003)
Balance due to Pharma and NDM at end of the period	(757,549)	(812,229)

(1)	These amounts are included primarily in research and development expenses charged to the Company by Pharma.

The Company routinely reviews its statement of cashflows presentation of related party transactions for financing or operating classification based on the underlying nature of the item and intended repayment.
Total amounts charged to the Company by Pharma and NDM were $521,085 and $95,617 for the three months ended June 30, 2018 and 2017 respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company has experienced recurring losses and negative cash flows from operations.  At June 30, 2018, the Company had approximate cash and fixed rate cash account balances of $4,941,000, working capital of $4,123,000, total stockholders' equity of $3,113,000 and an accumulated deficit of $9,736,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

• obtaining regulatory approval for the sugarBEAT device;
• pursuing additional capital raising opportunities;
• exploring licensing opportunities; and
• developing the sugarBEAT device for commercialization.

Results of Operations

Comparative Results for the Three Months Ended June 30, 2018 and 2017

Revenue

There was no revenue recognized in the three months ended June 30, 2018 and 2017.  In 2014, we received an upfront non-refundable cash payment of GBP 1 million (approximately $1.320 and $1.294 million at June 30, 2018 and 2017, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT  patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at June 30, 2018, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $429,539 and $149,198 for the three months ended June 30, 2018 and 2017, respectively. This amount consisted primarily of expenditures on sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditure for improvements made to the sugarBEAT device.  The increase of $280,341 is due to increases in these costs as the sugarBEAT product is nearing completion.
General and Administrative Expenses

General and administrative expenses were $342,424 and $268,122 for the three months ended June 30, 2018 and 2017, respectively.  These expenses consisted primarily of fees for legal, professional, audit services and wages.  We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy and legal fees associated with planned fundraising.

Other Comprehensive Income/(Loss)

For the three months ended June 30, 2018 and 2017, other comprehensive (loss)/income was ($234,609) and $202,755 respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $9,736,239 through June 30, 2018.  We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At June 30, 2018, the Company had net working capital of $4,122,774 which included cash and short-term fixed rate cash account balances of $4,941,042. The Company reported a net loss of $763,154 for the three months ended June 30, 2018.

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

We believe the cash position as of June 30, 2018 is adequate for our current level of operations through September 2019, and for the achievement of certain of our product development milestones.  Our plan is to utilize the cash on hand to complete the following:

–  Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.

–  Complete clinical studies for CE approval of the body worn miniaturised device with Bluetooth connectivity.

In November 2015, we received proceeds of $10,000,000 in connection with the private placement of 5 million shares and warrants for up to 10 million shares of our common stock.  The warrants have an exercise price of  $0.50 per common share and expire on January 25, 2023.

Operating activities

Net cash consumed by our operating activities for the three months ended June 30, 2018 was $440,457 which reflected our net loss of $763,154, and offset by an increase in accounts payable, liability due to related parties and accrued expenses of $444,639, and increased by an increase in prepayments and other receivables of $128,718.

Net cash consumed by our operating activities for the three months ended June 30, 2017 was $287,966 which reflected our net loss of $407,787, and offset by an increase in accounts payable, liability due to related parties and accrued expenses of $127,766, and increased by an increase in prepayments and other receivables of $13,014.

Net cash consumed by investing activities was $9,865 for the three months ended June 30, 2018, which reflected the expenditures made in developing intellectual property, primarily related to patent filings.

Net cash realised by investing activities was $635,092 for the three months ended June 30, 2017, which reflected $647,450 returned from the maturity of a fixed rate savings account, but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $12,358.

For the three months ended June 30, 2018 and 2017, there were no cash flows from financing activities.

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

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash and fixed rate deposits are denominated in Pounds Sterling, with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At June 30, 2018, the Company held approximately $5 million in GBP-denominated bank and fixed rate cash accounts.  Based on this balance, a 1% depreciation of the Pound against the US dollar would cause an approximate $50 thousand reduction in cash and fixed rate deposit account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, who is our Chief Executive Officer and Mr. Iain S. Anderson, who is our Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2018, at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Changes in Internal Control over Financial Reporting

As of June 30, 2018, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our Annual Report on Form 10-K for the year ended March 31, 2018, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2018. Accordingly, our internal control over financial reporting is not effective as of June 30, 2018 because of the material weaknesses identified and described below.

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

· We have continued to engage with a third party consulting firm to help us assess our current internal control over financial reporting against COSO 2013, as well as identifying a gap analysis, suggest improvements in controls, and assist us in testing our control systems.  Further testing has occurred of certain controls, including purchasing processes, payment processes, and month end closing procedures.  In addition, an initial assessment of IT general controls has been conducted, with a view to assessing the current situation and strengthening these controls where deemed necessary.  The Company has set a target to design and implement controls that will address the material weaknesses by March 31, 2019. The independent advisers have agreed to a table of work to complete all controls reviews, implementation and testing in this timeframe and the Company has committed to meeting this timeframe.  However, as this process is ongoing and there will need to be sufficient time to ensure implemented controls are operating effectively, there is no assurance that all material weaknesses will be fully remediated by March 31, 2019.

· Requiring our finance personnel to participate in annual in-house or public US GAAP training courses; and

· Implementing stronger internal controls and processes over related party transactions including segregating reviews and approvals, as well as continuing efforts to reduce the amount and volume of related party transactions; and

· Continuing to develop and formalize the activities of the audit committee. The committee will be helped by an outsourced internal audit department to review our internal control processes, policies and procedures to ensure compliance with the Sarbanes-Oxley Act of 2002.

In addition to the immediate remediation plan, we will put our effort, in the coming year, in improving our control environment detailed below:
· Ongoing assessment of our current Internal Control Over Financial Reporting against COSO 2013 and the requirements set forth by Sarbanes-Oxley Act section 404. This task will be conducted by an independent expert.

· Continued testing of the operating effectiveness of the controls that have been identified and implemented in order to prevent misstatement of the financial statements. In addition, the Company will focus on the design and implementation of Key Performance Indicators (KPIs) in order to measure the quality of the processes in place, and the efficiency of the controls.

Certain aspects of this plan were implemented in the year ended March 31, 2018 and other aspects are expected to be implemented on, or around, the time that we are prepared to take our sugarBEAT product to market.

Further information regarding our remediation plans is contained in our Annual Report on Form 10-K for the year ended March 31, 2018.  While we are continuing to address these issues, we have not completed any of these remedial actions as of the date of this report.

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

NEMAURA MEDICAL INC.

Dated: August 08, 2018	/s/ Dewan F H Chowdhury
Dewan F H Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: August 08, 2018	/s/ Iain S Anderson
Iain S Anderson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.