Form 10-Q
period 2018-09-30
Nemaura Medical Inc.
filed 2018-11-06
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2018
or
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

The number of shares of common stock, par value $0.001 per share outstanding as of November 6, 2018 was 205,083,900.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2018 ($)	As of March 31, 2018 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	526,148	822,335
Fixed rate cash account	3,260,250	4,911,551
Prepaid expenses and other receivables	180,731	187,139
Accrued interest receivable	71,064	77,508
Total current assets	4,038,193	5,998,533

Other Assets:
Property and equipment, net	3,425	5,770
Intangible assets, net of accumulated amortization	232,733	251,099
Deferred offering costs	108,450	-
	344,608	256,869

Total assets	4,382,801	6,255,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	54,472	49,912
Liability due to related party	642,513	613,818
Other liabilities and accrued expenses	331,270	77,414
Deferred revenue	97,808	70,165
Total current liabilities	1,126,063	811,309

Deferred revenue	1,206,292	1,333,128

Total liabilities	2,332,355	2,144,437

Commitments and contingencies:

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 200,000 shares authorized; zero and 137,324 outstanding at September 30, 2018 and March 31, 2018, respectively.	-	137
Common stock, $0.001 par value,
420,000,000 shares authorized; 205,050,000 and 67,676,000
shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively.	205,050	67,676
Additional paid in capital	13,034,623	13,056,859
Accumulated deficit	(10,875,510)	(8,973,082)
Accumulated other comprehensive loss	(313,717)	(40,625)
Total stockholders’ equity	2,050,446	4,110,965
Total liabilities and stockholders’ equity	4,382,801	6,255,402

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018 ($)	2017 ($)	2018 ($)	2017 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	622,282	209,087	1,051,821	358,285
General and administrative	525,075	238,429	867,499	506,551
Total operating expenses	1,147,357	447,516	1,919,320	864,836

Loss from operations	(1,147,357)	(447,516)	(1,919,320)	(864,836)

Interest income	8,082	54,485	16,891	64,018

Net loss	(1,139,275)	(393,031)	(1,902,429)	(800,818)

Other comprehensive income (loss):
Foreign currency translation adjustment	(38,483)	159,309	(273,092)	362,064
Comprehensive loss	(1,177,758)	(233,722)	(2,175,521)	(438,754)

Loss per share
Basic and diluted	(0.01)	*	(0.01)	*
Weighted average number of shares outstanding	205,003,261	205,000,000	155,957,363	205,000,000

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2018 ($)	2017 ($)

Cash Flows From Operating Activities:
Net Loss	(1,902,429)	(800,818)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,656	15,031
Stock-based compensation	114,500	-
Changes in assets and liabilities:
Prepaid expenses and other receivables	9,258	(17,347)
Accounts payable	5,355	72,401
Liability due to related party	84,896	(221,735)
Other liabilities and accrued expenses	136,117	39,147
Accrued interest receivable	980	(54,295)
Net cash used in operating activities	(1,541,667)	(967,616)

Cash Flows from Investing Activities:
Capitalized patent costs	(7,066)	(25,245)
Fixed rate savings account	1,324,000	639,460
Net cash provided by investing activities	1,316,934	614,215

Cash Flows from Financing Activities
Proceeds from exercise of common stock options	500	-
Net cash provided by financing activities	500	-

Net decrease in cash	(224,233)	(353,401)
Effect of exchange rate changes on cash	(71,954)	39,581
Cash at beginning of period	822,335	911,359
Cash at end of period	526,148	597,539

Supplemental disclosure of non-cash financing activities:
Conversion of Series A preferred stock to common stock	137,324	-
Deferred offering costs included in accrued expenses	108,450	-

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2018 and 2017
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
The following diagram illustrates Nemaura’s corporate structure as of September 30, 2018:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2018 and 2017
 (Unaudited)

The Company has a limited operating history, recurring losses from operations and an accumulated deficit as of September 30, 2018, which raises substantial doubt about the Company’s continued existence.  The Company expects to continue to incur losses from operations at least until clinical trials are completed later this year, when management expects that the product will become available to be marketed.   Management has evaluated the expected expenses to be incurred along with its available cash and has determined that there is not substantial doubt as to its ability to continue as a going concern for at least one year subsequent to the date of issuance of these condensed consolidated financial statements. The Company has approximately $526,000 of readily available cash on hand at September 30, 2018 and approximately $3.3 million that will become available in December 2018 (Note 3b).  Early withdrawal may generally be made for liquidity needs.

Management's strategic plans include the following:

• obtaining regulatory approval for the sugarBEAT device;
• pursuing additional capital raising opportunities, in addition to the Equity Distribution Agreement entered into on October 19, 2018 by the Company and Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim, up to $20,000,000 in shares of the Company’s common stock;
• exploring licensing opportunities; and
• developing the sugarBEAT device for commercialization.

NOTE 2 -- BASIS OF PRESENTATION

(a)	Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and consequently do not include all disclosures normally required by accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments necessary, all of which are of a normal and recurring nature, to present fairly our financial position, results of operations and cash flows. Certain information and note disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries, DDL, TCL, DDHL and RGL. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and all significant intercompany balances and transactions have been eliminated in consolidation.
The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the US Dollar.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2018 and 2017
 (Unaudited)

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

From time to time the Company invests funds in fixed rate cash savings accounts.  These accounts, at the time of the initial investment, provide a higher interest rate than other bank accounts, and also require the Company to maintain the funds in the accounts for a period of time, currently $3.3 million through December 2018.  Early withdrawal may generally be made for liquidity needs.
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

(e) Intangible assets

Intangible assets consist of licenses and patents associated with the sugarBEAT device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the six months ended September 30, 2018 or 2017.
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

Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the applicable agreement.

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
Three and Six Months Ended September 30, 2018 and 2017
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the three and six months ended September 30, 2018 and 2017.
In December 2017, the US Tax Cuts and Jobs Act was signed into law.  Generally, this Act reduces corporate rates from a top rate of 35% to a top rate of 21%, effective January 1, 2018.  As the Company’s US operations are minimal, and all deferred tax assets are fully allowed for, there is no significant impact to the Company as of and for the three and six month periods ended September 30, 2018.
(i)	Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of September 30, 2018 and 2017. For the six months ended September 30, 2018 and 2017, warrants to purchase 10 million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share.  For the three and six months ended September 30, 2018, warrants to purchase 25,000 shares of common stock and 80,000 shares of restricted common stock were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

 (j) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from those estimates.

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

The translation rates are as follows:

	Six months ended September 30, 2018 (unaudited)	Six months ended September 30, 2017 (unaudited)	Three months ended September 30, 2018 (unaudited)	Three months ended September 30, 2017 (unaudited)	Twelve months ended March 31, 2018
Period end GBP : US$ exchange rate	1.304	1.340	1.304	1.340	1.403
Average period/yearly GBP : US$ exchange rate	1.324	1.279	1.305	1.283	1.331

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive loss in stockholders' equity.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2018 and 2017
 (Unaudited)

(l) Stock-based compensation

The Company follows ASC 505, Stock Compensation issued to Non-employees, for the accounting and reporting for such awards.   Accordingly, for stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as stock-based compensation expense in the period of change.   For stock based compensation awards to non-employees that have performance based conditions, the Company measures the fair value of the non-employee awards on the date the performance conditions have been satisfied and recognizes that amount as stock based compensation expense in the period that the performance conditions have been attained.
The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.
To date, the Company has not granted any stock-based compensation awards to employees.

(m) Deferred offering costs

The Company has deferred the direct costs incurred in connection with the ATM financing facility as a long-term asset under the heading, “deferred offering costs”, and will reclassify the amount against the proceeds received from the sale of common stock in connection with the facility as the sales occur.
(n) Recent accounting pronouncements

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
In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period.  As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies.  The Company will adopt this standard on April 1, 2020.   Management is currently evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2018 and 2017
 (Unaudited)

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.304 million and $1.403 million as of September 30, 2018 and March 31, 2018, respectively), which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT device to occur in the year ending March 31, 2019, approximately $98,000 of the deferred revenue has been classified as a current liability.

In April 2014, a Letter of Intent was signed with the third party which specified a 10 year term and in November 2015, a License, Supply and Distribution Agreement with an initial 5 year term was executed. Pursuant to this agreement, the Company grants the exclusive right to market and promote its product in the United Kingdom and purchase the product at specified prices.

In May 2018, the Company signed a commercial agreement with Dallas Burston Ethitronix Limited for all other European territories as part of an equal joint venture agreement. The joint venture intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, to leverage their network, infrastructure and resources.
NOTE 5 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (Pharma) and NDM Technologies Limited (NDM) are entities controlled by the Company’s chief executive officer and majority shareholder, Dewan F.H. Chowdhury.

In accordance with the United States Securities and Exchange Commission (SEC) Staff Accounting Bulletin 55, these financial statements are intended to reflect all costs associated with the operations of DDL and TCL.  Pharma has a service agreement with DDL, to undertake development, manufacture and regulatory approvals under Pharma’s ISO13485 Accreditation. In lieu of these services, DDL invoices Pharma on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred.

Following is a summary of activity between the Company and Pharma and NDM for the six months ended September 30, 2018 and 2017. These amounts are unsecured, interest free, and payable on demand.

	Six Months Ended September 30, 2018 (unaudited) ($)	Six Months Ended September 30, 2017 (unaudited) ($)	Year Ended March 31, 2018 ($)
Balance due from (to) Pharma and NDM at beginning of period	(613,818)	(687,609)	(687,609)
Amounts invoiced by Pharma to DDL and TCL (1)	(1,149,785)	(239,758)	(842,739)
Amounts repaid by DDL to Pharma	1,038,730	440,266	1,096,767
Amounts paid by DDL on behalf of Pharma	-	19,889	19,889
Amounts received from Pharma	-	-	(145,214)
Foreign exchange differences	82,360	(40,164)	(54,912)
Balance due to Pharma and NDM at end of the period	(642,513)	(507,376)	(613,818)

(1)	These amounts are included primarily in research and development expenses charged to the Company by Pharma.

The Company routinely reviews its statement of cash flows presentation of related party transactions for financing or operating classification based on the underlying nature of the item and intended repayment.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2018 and 2017
 (Unaudited)
NOTE 6 – OTHER ITEMS
(a) Risks and uncertainties
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
(b) Preferred shares
On October 5, 2017, the Company entered into common stock exchange agreements with each of its three largest shareholders, to exchange, in the aggregate, 137,324,000 shares of the Company’s common stock for 137,324 shares of Series A Convertible Preferred Stock (the “Series A Preferred”).  Each share of Series A Preferred is convertible into 1,000 shares of the Company’s common stock, automatically upon the occurrence of all of certain triggering events, as set forth in the Certificate of Designation for the Series A Preferred, namely (a) the sugarBEAT® device to be commercialized has CE regulatory approval; (b) retail sales having commenced; and (c) retail sales exceeding USD$5 million, inclusive of advanced sales or voluntarily by the holder after February 7, 2018, if these triggering events have not occurred.  Each holder of issued and outstanding Series A Preferred is entitled to a number of votes equal to the number of shares of common stock into which the Series A Preferred is convertible. Holders of Series A Preferred are entitled to vote on any and all matters presented to stockholders of the Company, except as provided by law.  The Series A Preferred has no preference to the common stock as to dividends or distributions of assets upon liquidation or winding up of the Company (which has been agreed to by the holders of the Series A Preferred).  The Company determined that the fair value of the shares of Series A Preferred issued for the shares of common stock was equivalent to the fair value of the shares of common stock exchanged.
On November 6, 2017, the transactions contemplated by the exchange agreements were consummated and 137,324,000 shares of common stock were cancelled.  As a result, the Company had 67,676,000 shares of common stock issued and outstanding as of March 31, 2018.
On June 5, 2018, the three holders of the Company’s Series A Preferred each delivered notices of conversion to voluntarily convert their Series A Preferred, in the aggregate amount of 137,324 of Series A Preferred shares, into 137,324,000 shares of common stock.  The holders had the right to voluntarily convert each share of Series A Preferred into 1,000 shares of common stock of the Company.
(c) Investor relations agreements
On October 9, 2018, 50,000 shares of common stock were issued to World Wide Holdings, LLC DBA Invictus Resources (“Invictus”) as a result of Invictus’s exercise of 50,000 warrants on September 24, 2018.  On June 27, 2018, the Company entered into a Master Services Agreement with Invictus, pursuant to which for an initial three month term, Invictus shall provide services related to advising and assisting company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, introducing the Company to the financial community through the use of social media, digital media and other online awareness campaigns.  The aggregate fees in the amount of $160,000 are payable to Invictus during the initial three month term.  On July 23, 2018 the Board of Directors approved the issuance of a warrant to Invictus exercisable for 75,000 shares of common stock at an exercise price of $0.01 per share.  As of September 30, 2018, the Company recognised $114,500 of stock based compensation expense related to the 50,000 warrants that had vested as of that date.

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended September 30, 2018 and 2017
 (Unaudited)

On August 31,2018, the Company entered into an agreement to receive investor relations services from RedChip Companies Inc.  The term of the agreement was 1 year, although cancellable after 3 months if certain performance-based conditions are not met, including if the share trade volumes fail to meet an average of 100,000 shares per day minimum.  Compensation is partly in cash and partly in restricted stock, 40,000 shares of restricted stock due on the 3 month anniversary and the final 40,000 due on the one-year anniversary, provided performance conditions are met as per the agreement.
(d) Subsequent event
On October 19, 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Offering”), up to $20,000,000 in shares of its common stock (the “Shares”). Any shares offered and sold in the Offering will be issued pursuant to the Company's Registration Statement on Form S-3 (File No. 333-210293) declared effective by the Securities and Exchange Commission (the “SEC”) on March 31, 2016, the prospectus and the prospectus supplement relating to the Offering that forms a part of the Form S-3.  Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company's instructions. Under the Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market.
The Company has no obligation to sell any of the Shares.  The Company and Maxim may, upon notice to the other party, suspend the Offering for any reason and at any time.  The Offering will terminate upon the earlier of (a) October 19, 2019, (b) the sale of all common stock provided for in the prospectus supplement, (c) the earlier termination of the Distribution Agreement by either the Company upon ten (10) days’ prior written notice, or by Maxim, and (d) termination by mutual agreement of the Company and Maxim.  The Company intends to use the net proceeds from any “at-the-market” offering for general corporate purposes, which include, but are not limited to, clinical trials to support a US FDA submission, product launch in Europe and the development of new applications for the technology platform, specifically Lactic acid monitoring in the first instance.  Under the terms of the Distribution Agreement, Maxim will be entitled to a commission at a fixed rate of 3% of the gross sales price of Shares sold under the Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the Distribution Agreement, and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.
From October 31, 2018 through November 6, 2018, the Company issued 33,900 shares of its common stock through the Distribution Agreement and is expecting to receive proceeds of $66,813.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company has experienced recurring losses and negative cash flows from operations.  At September 30, 2018, the Company had approximate cash and fixed rate cash account balances of $3,786,000, working capital of $2,912,000, total stockholders' equity of $2,050,000 and an accumulated deficit of $10,876,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

• obtaining regulatory approval for the sugarBEAT device;
• pursuing additional capital raising opportunities, in addition to the Equity Distribution Agreement entered into on October 19, 2018 by the Company and Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim, up to $20,000,000 in shares of the Company’s common stock;
• exploring licensing opportunities; and
• developing the sugarBEAT device for commercialization.

Results of Operations

Comparative Results for the Six Months Ended September 30, 2018 and 2017

Revenue

There was no revenue recognized in the six months ended September 30, 2018 and 2017.  In 2014, we received an upfront non-refundable cash payment of approximately GBP 1 million (approximately $1.304 million, $1.340 million and $1.403 million as of September 30, 2018, September 30, 2017 and March 31, 2018, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at September 30, 2018, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $1,051,821 and $358,285 for the six months ended September 30, 2018 and 2017, respectively. This amount consisted primarily of expenditure on sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditure for improvements made to the sugarBEAT device.  The increase of $693,536 is due to increases in these costs as the sugarBEAT product is nearing commercial launch.
General and Administrative Expenses

General and administrative expenses were $867,499 and $506,551 for the six months ended September 30, 2018 and 2017, respectively.  These consisted of fees for legal, professional, audit services, investor relations, charitable donations and wages.  The increase of $360,948 was due to increases in professional fees as the CGM device enters clinical trials and legal fees incurred as the Company prepares for future product launch, expenses relating to investor relations activities plus $65,000 in charitable donations. We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy, investor relations and legal fees associated with potential fundraising.

Other Comprehensive Income/(Loss)

For the six months ended September 30, 2018 and 2017, other comprehensive (loss)/income was ($273,092) and $362,064, respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended September 30, 2018 and 2017

Revenue

There was no revenue recognized in the three months ended September 30, 2018 and 2017.  In 2014, we received an upfront non-refundable cash payment of GBP 1 million (approximately $1.304 million and $1.340 million at September 30, 2018 and 2017, respectively, and $1.40 million at March 31, 2018) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT patch, and we expect to record the revenue in income over an approximately 10 year term from the date CE marking approval is obtained.  Although the revenue is deferred at September 30, 2018, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $622,282 and $209,087 for the three months ended September 30, 2018 and 2017, respectively. This amount consisted primarily of expenditures on sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditures for improvements made to the sugarBEAT device.  The increase of $413,195 is due to increases in these costs as the sugarBEAT product is nearing commercial launch.
General and Administrative Expenses

General and administrative expenses were $525,075 and $238,429 for the three months ended September 30, 2018 and 2017, respectively.  These expenses consisted primarily of fees for legal, professional, audit services, investor relations, charitable donations and wages.  We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy, investor relations and legal fees associated with potential fundraising.

Other Comprehensive Income/(Loss)

For the three months ended September 30, 2018 and 2017, other comprehensive (loss)/income was ($38,483) and $159,309 respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $10,875,510 through September 30, 2018.  We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At September 30, 2018, the Company had net working capital of $2,912,130 which included cash and short-term fixed rate cash account balances of $3,786,398. The Company reported a net loss of $1,139,275 for the three months ended September 30, 2018.

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

We believe the current cash position as of September 30, 2018 is adequate for our current level of operations through September 2019, and for the achievement of certain of our product development milestones.  In addition, the Distribution Agreement with Maxim provides the ability to offer and sell up to $20,000,000 in shares of common stock to increase the cash position.  Our plan is to utilize the cash on hand to complete the following:

–	Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.
–	Obtain CE approval of the body worn miniaturised device with Bluetooth connectivity.
–	Continue clinical and human factor studies to support a US FDA submission.

In November 2015, we received proceeds of $10,000,000 in connection with the private placement of 5 million shares and warrants for up to 10 million shares of our common stock.  The warrants have an exercise price of $0.50 per share of common stock and expire on January 25, 2023.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2018 was $1,541,667 which reflected our net loss of $1,902,429, offset by non-cash stock-based compensation of $114,500, an increase in liability due to related parties of $84,896, a decrease in accrued interest receivable of $980 and a decrease in prepayments and other receivables of $9,258 as well as by changes in accounts payable and accrued expenses of $141,472.

Net cash used in operating activities for the six months ended September 30, 2017 was $967,616 which reflected our net loss of $800,818, increased by a reduction in liability due to related parties of $221,735, an increase in accrued interest receivable of $54,295 and a rise in prepayments and other receivables of $17,347 and offset by changes in accounts payable and accrued expenses of $111,548.

Net cash provided by investing activities was $1,316,934 for the six months ended September 30, 2018, which reflected $1,324,000 returned from the maturity of a fixed rate savings account, but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $7,066.

Net cash provided by investing activities was $614,215 for the six months ended September 30, 2017, which reflected $639,460 returned from the maturity of a fixed rate savings account, but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $25,245.

Net cash provided by financing activities for the six months ended September 30, 2018 was $500 related to the exercise of 50,000 warrants at $0.01 per share.  The Company incurred $108,450 of deferred offering costs in connection with the execution of the Distribution Agreement on October 19, 2018; however, these costs were still payable as of September 30, 2018 and are therefore included in non-cash financing activities for the six month period ended September 30, 2018.

For the six months ended September 30, 2017, there were no financing activities.

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

Stock-based compensation:  The Company follows ASC 505, Stock Compensation issued to Non-employees, for the accounting and reporting for such awards.   Accordingly, for stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as stock-based compensation expense in the period of change.   For stock-based compensation awards to non-employees that have performance based conditions, the Company measures the fair value of the non-employee awards on the date the performance conditions have been satisfied and recognizes that amount as stock based compensation expense in the period that the performance conditions have been attained.
The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company’s exposure to interest rate risk is minimal.  We have no bank borrowings and, although we have placed funds on deposit to earn interest during the year, these are of fixed-term and fixed-rate and therefore offer little exposure to interest rate risk.

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash and fixed rate deposits are denominated in Pounds Sterling, with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At September 30, 2018, the Company held approximately $3.7 million in GBP-denominated bank and fixed rate cash accounts.  Based on this balance, a 1% depreciation of the Pound against the US dollar would cause an approximate $37 thousand reduction in cash and fixed rate deposit account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Mr. Iain S. Anderson, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2018, at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Changes in Internal Control over Financial Reporting

As of September 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were changes in our internal control over financial reporting during the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as detailed below.

As described in our Annual Report on Form 10-K for the year ended March 31, 2018, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2018. Accordingly, our internal control over financial reporting is not effective as of September 30, 2018 because of the material weaknesses identified and described below.

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

In addition, during the three months ended September 30, 2018, material weaknesses were identified for the accounting and reporting in the following complex areas:

-	Deferred offering costs and cutoff for accrued expenses were not properly accounted for.
-	Stock based compensation was not properly accounted for.
-	Preparation of condensed consolidated financial statements.

The material weaknesses that occurred in the three-month period ended September 30, 2018 related to complex accounting issues and supported the view that there is a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company.

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

· In assembling this team, the Company intends to put in place controls to segregate duties in the processing of key transactions, controls to ensure the review and approval of journal entries and controls to ensure that access to IT systems is limited to authorized users and adequately documented based on the applications and their functions within the organization.

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

In addition to the immediate remediation plan, we intend to put our efforts, in the coming year, in improving our control environment detailed below:
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
31.2
Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2
Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

NEMAURA MEDICAL INC.

Dated: November 6, 2018	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: November 6, 2018	/s/ Iain S. Anderson
Iain S. Anderson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2
Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2
Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002