Form 10-Q
period 2018-12-31
Nemaura Medical Inc.
filed 2019-02-11
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:  December 31, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares of common stock, par value $0.001 per share outstanding as of February 11, 2019 was 207,539,559.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of December 31, 2018 ($)	As of March 31, 2018 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	5,040,661	822,335
Fixed rate cash account	-	4,911,551
Prepaid expenses and other receivables	440,827	187,139
Accrued interest receivable	-	77,508
Total current assets	5,481,488	5,998,533

Other Assets:
Property and equipment, net	43,190	5,770
Intangible assets, net of accumulated amortization	223,768	251,099
	266,958	256,869

Total assets	5,748,446	6,255,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	205,521	49,912
Liability due to related party	918,794	613,818
Other liabilities and accrued expenses	188,009	77,414
Deferred revenue	98,559	70,165
Total current liabilities	1,410,883	811,309

Deferred revenue	1,181,132	1,333,128

Total liabilities	2,592,015	2,144,437

Commitments and contingencies:

Stockholders’ Equity:
Series A convertible preferred stock, $0.001 par value, 200,000 shares authorized; zero and 137,324 outstanding at December 31, 2018 and March 31, 2018, respectively.	-	137
Common stock, $0.001 par value,
420,000,000 shares authorized; 207,274,559 and 67,676,000
shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively.	207,275	67,676
Additional paid-in capital	15,102,898	13,056,859
Accumulated deficit	(11,801,399)	(8,973,082)
Accumulated other comprehensive loss	(352,343)	(40,625)
Total stockholders’ equity	3,156,431	4,110,965
Total liabilities and stockholders’ equity	5,748,446	6,255,402

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018 ($)	2017 ($)	2018 ($)	2017 ($)

Revenue:	-	-	-	-
Total revenue	-	-	-	-

Operating Expenses:
Research and development	443,380	355,300	1,495,201	713,585
General and administrative	489,545	121,053	1,357,044	627,605
Total operating expenses	932,925	476,353	2,852,245	1,341,190

Loss from operations	(932,925)	(476,353)	(2,852,245)	(1,341,190)

Interest income	7,036	9,988	23,927	74,006

Net loss	(925,889)	(466,365)	(2,828,318)	(1,267,184)

Other comprehensive income (loss):
Foreign currency translation adjustment	(38,626)	36,641	(311,718)	398,705
Comprehensive loss	(964,515)	(429,724)	(3,140,036)	(868,479)

Loss per share
Basic and diluted	*	*	(0.02)	*
Weighted average number of shares outstanding	205,407,088	121,411,478	172,179,520	177,035,840

* Per share amounts are less than $0.01

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2018 ($)	2017 ($)

Cash Flows From Operating Activities:
Net Loss	(2,828,318)	(1,267,184)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,924	22,467
Stock-based compensation	183,667	-
Changes in assets and liabilities:
Prepaid expenses and other receivables	(236,976)	(63,405)
Accounts payable	155,286	(15,355)
Liability due to related party	359,842	77,654
Other liabilities and accrued expenses	(44,318)	43,223
Accrued interest receivable	70,527	(58,504)
Net cash used in operating activities	(2,318,366)	(1,261,104)

Cash Flows from Investing Activities:
Capitalized patent costs	(13,844)	(29,732)
Purchase of property and equipment	(43,216)	-
Fixed rate savings account	4,469,150	1,955,489
Net cash provided by investing activities	4,412,090	1,925,757

Cash Flows from Financing
Cash costs incurred in relation to ATM financing	(121,880)	-
Cash costs incurred in relation to public offering	(217,922)	-
Gross proceeds from issuance of common stock in relation to ATM financing	455,105	-
Gross proceeds from public offering	2,019,743	-
Gross proceeds from warrant exercise/unit option purchase	600	-
Net cash provided by financing activities	2,135,646	-

Net increase in cash	4,229,370	664,653
Effect of exchange rate changes on cash	(11,044)	88,604
Cash at beginning of period	822,335	911,359
Cash at end of period	5,040,661	1,664,616

Supplemental disclosure of non-cash financing activities:
Conversion of Series A preferred stock to common stock	137,324	-
Accrual of costs incurred in connection with the issuance of equity	149,644	-

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended December 31, 2018 and 2017
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
The following diagram illustrates Nemaura’s corporate structure as of December 31, 2018:

Nemaura Medical Inc.
Nevada Corporation
Region Green Limited
British Virgin Islands Corporation
Dermal Diagnostics (Holdings) Limited
England and Wales Corporation
Dermal Diagnostics Limited
England and Wales Corporation
Trial Clinic Limited
England and Wales Corporation

The Company has a five-year operating history, during which period there has been recurring losses from operations and an accumulated deficit of approximately $11,801,000 as of December 31, 2018. These operations have resulted in the successful completion of clinical programs to support a European CE mark application, as well as a US FDA submission.  The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs these losses are expected to be reduced over time. Furthermore, management is currently engaged in discussions with several prospective licensees for the product, in multiple global territories. Management has evaluated the expected expenses to be incurred along with its available cash and has determined that there is no substantial doubt as to the Company’s ability to continue as a going concern for at least one year subsequent to the date of issuance of these condensed consolidated financial statements. The Company has approximately $5,041,000 of readily available cash on hand at December 31, 2018.

Management's strategic plans include the following:

• obtaining regulatory approval for the sugarBEAT device;
• pursuing additional capital raising opportunities, in addition to the Equity Distribution Agreement entered into on October 19, 2018 by the Company and Maxim pursuant to which the Company may offer and sell, from time to time, through Maxim, up to $20,000,000 in shares of the Company’s common stock.
• exploring licensing opportunities; and
• developing the sugarBEAT device for commercialization.

NOTE 2 – BASIS OF PRESENTATION

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

(b) Fixed rate cash accounts

From time to time the Company may invest funds in fixed rate cash savings accounts.  Customarily, these accounts, at the time of the initial investment, provide a higher interest rate than other bank accounts, and require the Company to maintain the funds in the accounts for a certain period of time. As of December 31, 2018, the Company does not hold any cash reserves in any such savings accounts.
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

Plant and machinery is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally four years for plant and machinery.

(e) Intangible assets

Intangible assets consist of licenses and patents associated with the sugarBEAT device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the nine months ended December 31, 2018 or 2017.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the three and nine months ended December 31, 2018 and 2017.
In December 2017, the US Tax Cuts and Jobs Act was signed into law.  Generally, this Act reduces corporate rates from a top rate of 35% to a top rate of 21%, effective January 1, 2018.  As the Company’s US operations are minimal, and all deferred tax assets are fully allowed for, there is no significant impact to the Company as of and for the three and nine month periods ended December 31, 2018.
(i) Earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. There were no potentially dilutive securities as of December 31, 2018 and 2017. For the three and nine months ended December 31, 2018 and 2017, warrants to purchase 10 million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share.  For the three and nine months ended December 31, 2018, warrants to purchase 1,942,061 shares of common stock and a unit purchase option to purchase 97,103 shares of common stock as well as 97,103 warrants were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

 (j) Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from those estimates.

(k) Foreign currency translation

The functional currency of the Company is the Great Britain Pound Sterling ("GBP").  The reporting currency is the United States dollar (US$).  Stockholders' equity is translated into United States dollars from GBP at historical exchange rates.  Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenses are translated at the average exchange rates prevailing during the reporting period.

The translation rates are as follows:

	Nine Months Ended December 31, 2018 (unaudited)	Nine Months Ended December 31, 2017 (unaudited)	Three Months Ended December 31, 2018 (unaudited)	Three Months Ended December 31, 2017 (unaudited)	Twelve Months Ended March 31, 2018
Period end GBP : US$ exchange rate	1.277	1.351	1.277	1.351	1.403
Average period/yearly GBP : US$ exchange rate	1.308	1.300	1.277	1.343	1.331

Adjustments resulting from translating the financial statements into the United States dollar are recorded as a separate component of accumulated other comprehensive loss in stockholders' equity.

(l) Stock-based compensation
For stock options granted as consideration for services rendered by non-employees, the company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non- Employees.” Non-employee restricted common stock and stock option grants that do not vest immediately upon grant, and whose terms are known, are recorded as an expense over the vesting period of the underlying instrument granted. At the end of each financial reporting period prior to vesting, the value of the instruments granted, will be re-measured using the fair value of the Company’s common stock and the stock-based compensation recognized during the period will be adjusted accordingly.
For restricted common stock and stock option awards that have performance-based conditions, the Company recognizes the stock-based compensation expense at the fair value of the award based on the date that the performance conditions have been met.   The Company calculates the fair value of the stock options using the Black Scholes option pricing model.   The fair value of restricted common stock awards is based on the closing price of the Company’s common stock on the applicable measurement date.
The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.
To date, the Company has not granted any stock-based compensation awards to employees.
(m) Direct costs incurred for equity financing

The Company includes all direct costs incurred in connection with successful equity financings as a component of additional paid-in capital. Direct costs incurred for equity financings that are unsuccessful are expensed.
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

NOTE 4 – LICENSING AGREEMENTS

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.277 million and $1.403 million as of December 31, 2018 and March 31, 2018, respectively), which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT device to occur in the first quarter ending June 30, 2019, approximately $99,000 and $70,000 of the deferred revenue has been classified as a current liability as of December 31, 2018 and March 31, 2018, respectively.

In April 2014, a Letter of Intent was signed with the third party which specified a 10-year term and in November 2015, a License, Supply and Distribution Agreement with an initial 5-year term was executed. Pursuant to this agreement, the Company grants the exclusive right to market and promote its product in the United Kingdom and purchase the product at specified prices.

In May 2018, the Company signed a commercial agreement with Dallas Burston Ethitronix Limited (DBEE) for all other European territories as part of an equal joint collaboration agreement. The joint collaboration agreement intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, in order to leverage their network, infrastructure and resources. The Company and DBEE agreed that they shall share proceeds equally from sales of the Company’s sugarBEAT products. In consideration of the sub-license rights granted, DBEE shall pay to the Company the sum of approximately $1 if demanded and, except as described elsewhere in the Agreement, no commission, royalties or other payments shall be due to the Company from DBEE. The initial term of the Agreement is for five years, which may be terminated at the end of such five-year initial term by either party upon at least 12 months’ prior written notice.  If such notice of termination is not provided by either party during the initial term, the Agreement shall automatically continue until terminated by either party upon 12 months’ prior written notice.  In the event the Agreement is terminated as provided above, the non-terminating party shall receive an exit payment equal to 50% of the open market value of the joint collaboration business as defined in the collaboration agreement and as agreed to by the parties at the time of termination.  The parties may also terminate the Agreement if the other party commits a material breach of the terms of the Agreement which is not remedied within 30 days of written notification of such breach, or the other party dissolves or goes bankrupt. Commercialization is expected to occur in early 2019. As of December 31, 2018 no payments have been made or received or are due or receivable under the terms of the collaboration agreement.
In November 2018, the Company signed a commercial agreement with Al-Danah Medical Company for the exclusive license and distribution of the sugarBEAT device in Qatar. This agreement gives Al-Danah Medical Company the exclusive rights to sell and market the Company’s products in Qatar. The Company will sell devices to Al-Danah Medical Company at a specified price and with minimum order quantities which will be set post product launch. The Company’s responsibility is limited to the supply of the device and related consumables. Al-Danah Medical Company is responsible for ensuring compliance with all local regulation related to registering and selling the device within Qatar. Product launch in Qatar is expected to take place after the initial commercialization of the sugarBEAT device which is expected to occur in early 2019.

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
Following is a summary of activity between the Company and Pharma and NDM for the nine months ended December 31, 2018 and 2017. These amounts are unsecured, interest free, and payable on demand.

	Three Months Ended December 31, 2018 (unaudited) ($)	Three Months Ended December 31, 2017 (unaudited) ($)	Nine Months Ended December 31, 2018 (unaudited) ($)	Nine Months Ended December 31, 2017 (unaudited) ($)	Year Ended March 31, 2018 ($)
Balance due from (to) Pharma and NDM at beginning of period	(642,513)	(507,376)	(613,818)	(687,609)	(687,609)
Amounts invoiced by Pharma to DDL, NM and TCL (1)	(389,329)	(314,706)	(1,539,114)	(554,464)	(842,739)
Amounts repaid by DDL to Pharma	92,025	-	1,130,755	440,266	1,096,767
Amounts paid by DDL on behalf of Pharma	-	-	-	19,889	19,889
Amounts received from Pharma	-	-	-	-	(145,214)
Foreign exchange differences	21,023	(4,228)	103,383	(44,392)	(54,912)
Balance due to Pharma and NDM at end of the period	(918,794)	(826,310)	(918,794)	(826,310)	(613,818)

(1)	These amounts are included primarily in research and development expenses charged to the Company by Pharma.

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
(c) Investor relations agreements

The Company currently has contracts with several investor relations specialists to help support the ongoing financing activities of the business.
On June 27, 2018, the Company entered into a Master Services Agreement with investor relations company 1, pursuant to which for an initial three month term, the third party shall provide services related to advising and assisting the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, introducing the Company to the financial community through the use of social media, digital media and other online awareness campaigns.  The aggregate fees in the amount of $160,000 are payable to the third party during the initial three-month term.  On July 23, 2018 the Board of Directors approved the issuance of a warrant to the third party exercisable for 75,000 shares of common stock at an exercise price of $0.01 per share.  As of September 30th, 2018, the Company recognized $114,500 of stock-based compensation expense related to the 50,000 warrants that had vested as of that date based on a fair value of $2.29 per warrant. On October 9, 2018, 50,000 shares of common stock were issued to the third party, as a result of the third party’s exercise of 50,000 warrants on September 24, 2018. At December 31, 2018, all liabilities for share based compensation were considered fully settled. It was agreed by both parties that there is no further obligation to issue the remaining 25,000 warrants.
On August 31, 2018, the Company entered into an agreement to receive investor relations services from investor relations company 2.  The term of the agreement was 1 year, although cancellable after 3 months if certain performance-based conditions are not met, including if the share trade volumes fail to meet an average of 100,000 shares per day minimum.  Compensation is partly in cash and partly in restricted stock, 40,000 shares of restricted stock due on the 3-month anniversary and the final 40,000 due on the one-year anniversary, provided performance conditions are met as per the agreement. On November 30, 2018, 20,000 shares of common stock were issued to investor relations company 2 in compensation for services performed over the previous 3 months. A fair value of $1.90 was established based on the closing price of the common stock on November 30, 2018 and $38,000 expensed.  This fulfilled all liabilities in relation to this agreement and as of November 30, 2018 the agreement was terminated.
On December 1, 2018 a new agreement was entered to receive investor relations services from investor relations company 2. The term of the agreement is 1 year, although cancellable at the end of each three-month period if certain performance obligations are not met, including if the share trade volumes fail to meet an average of 100,000 shares per day minimum. Compensation is partly in cash and partly in restricted stock. A cash payment of $22,500 will be made at the beginning of each quarter and 12,500 shares of restricted common stock will be issued at the end of each quarter dependent on the performance obligations being met.
On December 11, 2018 the Company entered into an agreement to receive investor relations services from investor relations company 3. The term of this agreement is 3 months. Compensation is partly in cash and partly in restricted common stock. At the beginning of each month a cash payment of $10,000 will be made and 15,000 shares of restricted stock will be issued. A fair value of $1.55 was established based on the closing price of the common stock on December 11, 2018, and $23,250 expensed.

(d) Management Consultancy Agreement

On December 3, 2018, the Company entered into an agreement to receive management consultancy advice from management consultancy company 1. The term of this agreement is 12 months but is cancellable prior to this date on written notice to the other party. Compensation is partly in cash and partly in restricted stock. A cash payment of $25,000 together with the issuance of 12,500 shares of restricted common stock was made at the inception of the agreement and will be made at the beginning of each subsequent quarter. A fair value of $1.90 was established based on the closing price of common stock on December 3, 2018. $15,833 of the total $23,750 expense was treated as a pre-payment as of December 31, 2018.
(e) Equity Distribution Agreement
On October 19, 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Offering”), up to $20,000,000 in shares of its common stock (the “Shares”). Any shares offered and sold in the Offering will be issued pursuant to the Company's Registration Statement on Form S-3 (File No. 333-210293) declared effective by the Securities and Exchange Commission (the “SEC”) on March 31, 2016, the prospectus and the prospectus supplement, dated October 19, 2018, relating to the Offering that forms a part of the Form S-3.  Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company's instructions. Under the Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market.
The Company has no obligation to sell any of the Shares.  The Company and Maxim may, upon notice to the other party, suspend the Offering for any reason and at any time.  The Offering will terminate upon the earlier of (a) October 19, 2019, (b) the sale of all common stock provided for in the prospectus supplement, (c) the earlier termination of the Distribution Agreement by either the Company upon ten (10) days’ prior written notice, or by Maxim, and (d) termination by mutual agreement of the Company and Maxim.  The Company intends to use the net proceeds from any “at-the-market” (ATM) offering for general corporate purposes, which include, but are not limited to, clinical trials to support a US FDA submission, product launch in Europe and the development of new applications for the technology platform, specifically Lactic acid monitoring in the first instance.  Under the terms of the Distribution Agreement, Maxim will be entitled to a commission at a fixed rate of 3% of the gross sales price of Shares sold under the Distribution Agreement. The Company also reimbursed Maxim for certain expenses incurred in connection with the Distribution Agreement, and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.
Between October 31, 2018, and December 31, 2018, the Company issued 234,998 shares of its common stock through the Distribution Agreement and received proceeds after commission of $441,452. An additional $147,449 of costs were incurred in relation to this transaction of which $39,222 are accrued for as of December 31, 2018.
(f) December 2018 Public Offering
On December 18, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of up to 2,400,000 units, each unit consisting of one share of common stock, par value $0.001 per share, together with one warrant to purchase one share of common stock at an exercise price equal to $1.04 per share, in a public offering. The warrants offered in the public offering will terminate on the fifth anniversary of the date of issuance. The public offering price for each unit was $1.04.
The shares of common stock, the warrants and the shares issuable upon exercise of the warrants are being offered and sold to the public pursuant to the Company's registration statement on Form S-3 and an accompanying prospectus (File No. 333-210293), which was declared effective by the Securities and Exchange Commission on March 31, 2016, and a prospectus supplement filed with the Securities and Exchange Commission on December 19, 2018.
Pursuant to the placement agency agreement, the Company agreed to pay Dawson James Securities, Inc. a cash fee equal to 8% of the aggregate gross proceeds raised in this offering. The Company also agreed to pay fees and expenses of the placement agent, not to exceed $75,000, and to issue to Dawson James Securities, Inc, on the closing date, a unit purchase option for the purchase of up to 97,103 units, equal to 5% of the aggregate number of units sold in the public offering, with an exercise price of $1.30, or 125% of the price per unit.

The closing of the offering occurred on December 20, 2018 and at such closing the Company sold 1,942,061 shares of common stock and 1,942,061 warrants for gross proceeds of $2,019,743. The net proceeds to the Company from the sale of the shares of common stock and the warrants was $1,691,398, after deducting $328,345 of placement agent commissions and other offering expenses payable by the Company. As of December 31, 2018, $110,423 of offering costs have not yet been paid and were accrued.
Effective December 18, 2018, the Company issued a unit purchase option to the placement agent to purchase 97,103 shares and 97,103 warrants. The Company has classified this option as equity. The unit purchase option has a term of three years and an exercise price of $1.30.
(g) Subsequent Events
On January 7, 2019 the Company entered into a six-month contract with management consultancy company 2 for the provision of specialist consultancy services. Compensation is wholly through the issue of 250,000 restricted shares of common stock which will be issued on commencement of the contract and 150,000 additional restricted shares which will be issued on the fourth month after commencement of the contract. If the contract has been terminated prior to the fourth month, the additional restricted shares will not be payable.
On February 4, 2019, the Company signed an addendum to the contract with management consultancy company 1. This extended the range of services from this company. Compensation for the initial 120-day period will be in the form of a cash payment of $20,000 and the issuance of 20,000 restricted shares. Compensation for subsequent 90-day periods will be comprised of a cash payment of $15,000 and the issuance of 15,000 restricted shares. The contract is on a rolling 90-day period and can be cancelled at the end of each three-month period and at the end of the initial 120-day period.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company has experienced recurring losses and negative cash flows from operations.  At December 31, 2018, the Company had approximate cash balances of $5,041,000, working capital of approximately $4,071,000, total stockholders' equity of approximately $3,156,000 and an accumulated deficit of approximately $11,801,000. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

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

Results of Operations

Comparative Results for the Nine Months Ended December 31, 2018 and 2017

Revenue

There was no revenue recognized in the nine months ended December 31, 2018 and 2017.  In 2014, we received an upfront non-refundable cash payment of approximately GBP 1 million (approximately $1.277 million, $1.351 million and $1.403 million as of December 31, 2018, December 31, 2017 and March 31, 2018, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT patch, and we expect to record the revenue in income over an approximately 10-year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2018, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $1,495,201 and $713,585 for the nine months ended December 31, 2018 and 2017, respectively. This amount consisted primarily of expenditure on sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditure for improvements made to the sugarBEAT device.  The increase of $781,616 is due to increases in these costs as the sugarBEAT product is nearing commercial launch.
General and Administrative Expenses

General and administrative expenses were $1,357,044 and $627,605 for the nine months ended December 31, 2018 and 2017, respectively.  These consisted of fees for legal, professional, audit services, investor relations, charitable donations and wages.  The increase of $729,439 was due to increases in professional fees as the CGM device enters clinical trials and legal fees incurred as the Company prepares for future product launch, expenses relating to investor relations activities plus $65,000 in charitable donations. We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy, investor relations and legal fees incurred.

Other Comprehensive Income/(Loss)

For the nine months ended December 31, 2018 and 2017, other comprehensive (loss)/income was ($311,718) and $398,705, respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended December 31, 2018 and 2017

Revenue

There was no revenue recognized in the three months ended December 31, 2018 and 2017.  In 2014, we received an upfront non-refundable cash payment of GBP 1 million (approximately $1.277 million and $1.351 million at December 31, 2018 and 2017, respectively, and $1.403 million at March 31, 2018) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland.  We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT patch, and we expect to record the revenue in income over an approximately 10-year term from the date CE marking approval is obtained.  Although the revenue is deferred at December 31, 2018, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE marking approval.
Research and Development Expenses

Research and development expenses were $443,380 and $355,300 for the three months ended December 31, 2018 and 2017, respectively. This amount consisted primarily of expenditures on sub-contractor activities, consultancy fees and wages and demonstrated continuing expenditures for improvements made to the sugarBEAT device.  The increase of $88,080 is due to increases in these costs as the sugarBEAT product is nearing commercial launch.
General and Administrative Expenses

General and administrative expenses were $489,545 and $121,053 for the three months ended December 31, 2018 and 2017, respectively.  These expenses consisted primarily of fees for legal, professional, audit services, investor relations, charitable donations and wages.  We expect general and administrative expenses to remain at similar levels going forward in the long term, as there will continue to be professional, consultancy, investor relations and legal fees incurred.

Other Comprehensive Income/(Loss)

For the three months ended December 31, 2018 and 2017, other comprehensive (loss)/income was ($38,626) and $36,641 respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception.  We have sustained cumulative losses of $11,801,399 through December 31, 2018.  We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At December 31, 2018, the Company had net working capital of $4,070,605 which included cash balances of $5,040,661. The Company reported a net loss of $925,889 and $2,928,318 for the three and nine months ended December 31, 2018, respectively.

While our current cash level is sufficient for the completion of the clinical studies and the initial scale up of our manufacturing, our long-term business plan is contingent upon our ability to raise additional funds.  This may include a combination of debt, equity and licensing fees.  If we are not successful in raising the funds needed in the specified timelines, the target dates for the achievement of the milestones will be extended.

We believe the current cash position as of December 31, 2018 is adequate for our current level of operations through at least February 2020, and for the achievement of certain of our product development milestones.  In addition, the Distribution Agreement with Maxim provides the ability to offer and sell up to $20,000,000 in shares of common stock to increase the cash position.  Our plan is to utilize the cash on hand to complete the following:

–	Establish commercial manufacturing operations for commercial supply of the sugarBEAT device and patches.
–	Obtain CE approval of the body worn miniaturised device with Bluetooth connectivity.
–	Continue clinical and human factor studies to support a US FDA submission.

In November 2015, we received proceeds of $10,000,000 in connection with the private placement of 5 million shares and warrants for 10 million shares of our common stock.  The warrants have an exercise price of $0.50 per share of common stock and expire on January 25, 2023.

In the period October 1, 2018 to December 31, 2018 the Company received net proceeds of $333,225 in connection with the issuance of common stock through the ATM. A further $39,222 of cost has been accrued for as at December 31, 2018 as a result of this offering.

On December 20, 2018 the Company closed a public offering and as a result of this received net cash proceeds of $1,801,821. As at December 31, 2018 a further $110,423 of costs have been accrued for as a result of this offering.

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2018 was $2,318,366 which reflected our net loss of $2,828,318, an increase in prepayments of $236,976, a decrease in accruals of $44,318, non-cash stock-based compensation of $183,667, an increase in liability due to related parties of $359,842, a decrease in accrued interest receivable of $70,527 and an increase in accounts payable of $155,286.

Net cash used in operating activities for the nine months ended December 31, 2017 was $1,261,104 which reflected our net loss of $1,267,184 increased by a rise in accrued interest receivable of $58,504 and a rise in prepayments and other receivables of $63,405 and offset by changes in the liability due to related parties of $77,654 and accounts payable and accrued expenses of $27,868.

Net cash provided by investing activities was $4,412,090 for the nine months ended December 31, 2018, which reflected $4,469,150 returned from the maturity of a fixed rate savings account but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $13,844 and the purchase of capital equipment of $43,216.

Net cash provided by investing activities was $1,925,757 for the nine months ended December 31, 2017, which reflected $1,955,489 returned from the maturity of a fixed rate savings account but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $29,732.

Net cash provided by financing activities for the nine months ended December 31, 2018 was $2,135,646. Proceeds from the sale of the Company’s equity were $2,475,448, the majority of this reflected the December 2018 public offering which generated gross proceeds of $2,019,743 and the ATM facility which delivered gross proceeds of $455,105. In addition, $600 was raised in relation to the exercise of 50,000 warrants and a unit purchase option.  Cash costs relating to these offerings were $339,804, $217,922 of cash costs related to the December public offering and $121,880 related to the ATM. There are $39,222 of costs relating to the ATM and $110,422 relating to the December public offering which are not yet invoiced and therefore have been recognised as accrued costs.

For the nine months ended December 31, 2017, there were no financing activities.

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

Stock-based compensation For stock options granted as consideration for services rendered by non-employees, the company recognizes compensation expense in accordance with the requirements of FASB ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non- Employees.” Non-employee restricted common stock and stock option grants that do not vest immediately upon grant, and whose terms are known, are recorded as an expense over the vesting period of the underlying instrument granted. At the end of each financial reporting period prior to vesting, the value of the instruments granted, will be re-measured using the fair value of the Company’s common stock and the stock-based compensation recognized during the period will be adjusted accordingly.
For restricted common stock and stock option awards that have performance-based conditions, the Company recognizes the stock-based compensation expense at the fair value of the award based on the date that the performance conditions have been met.   The Company calculates the fair value of the stock options using the Black Scholes option pricing model.   The fair value of restricted common stock awards is based on the closing price of the Company’s common stock on the applicable measurement date.
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

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash are denominated in Pounds Sterling, with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At December 31, 2018, the Company held approximately $3.9 million in GBP-denominated bank accounts.  Based on this balance, a 1% depreciation of the Pound against the US dollar would cause an approximate $39 thousand reduction in cash account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2018, at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

Changes in Internal Control over Financial Reporting

As of December 31, 2018, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that there were changes in our internal control over financial reporting during the three-month period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as detailed below.

As described in our Annual Report on Form 10-K for the year ended March 31, 2018, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2018. Accordingly, our internal control over financial reporting is not effective as of December 31, 2018 because of the material weaknesses identified and described below.

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

-	Since the September quarter end the Company has enhanced the quarterly reporting process by taking the following actions:
o	External advice from a specialized third-party provider has been sought to provide technical guidance on accounting for December 2018 Public offering and related costs.
o	Additional training for accounting personnel on the proper accounting and reporting for stock-based compensation and complex equity transactions.
o	The month end process has been enhanced and additional controls such as full balance sheet reconciliations have been implemented.
o	In addition, the increased size of the finance team has enabled and increased level of segregation of duties and enhanced opportunity for review.

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

NEMAURA MEDICAL INC.

Dated: February 11, 2019	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: February 11, 2019	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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