Form 10-Q
period 2019-06-30
Nemaura Medical Inc.
filed 2019-08-09
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+ 00 44 1509 222912
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NMRD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

The number of shares of common stock, par value $0.001 per share outstanding as of August 1, 2019 was 208,016,804.

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2019 ($)	As of March 31, 2019 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	3,068,541	3,740,664
Prepaid expenses and other receivables	552,293	736,460
Inventory	38,565	38,036
Total current assets	3,659,399	4,515,160

Other Assets:
Property and equipment, net of accumulated depreciation	123,286	56,871
Intangible assets, net of accumulated amortization	192,895	191,684
Total other assets	316,181	248,555
Total assets	3,975,580	4,763,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	176,782	161,348
Liability due to related parties	1,072,676	964,679
Other liabilities and accrued expenses	140,735	107,759
Deferred revenue	36,029	65,175
Total current liabilities	1,426,222	1,298,961

Non-current portion of deferred revenue	1,240,980	1,237,850
Total liabilities	2,667,202	2,536,811

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized; 208,016,804 and 207,655,916
shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively.	208,017	207,656
Additional paid-in capital	16,133,144	15,785,015
Accumulated deficit	(14,677,144)	(13,425,879)
Accumulated other comprehensive loss	(355,639)	(339,888)
Total stockholders’ equity	1,308,378	2,226,904
Total liabilities and stockholders’ equity	3,975,580	4,763,715

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
	2019 ($)	2018 ($)

Revenue:	—	—
Total revenue	—	—

Operating Expenses:
Research and development	556,183	429,539
General and administrative	699,008	342,424
Total operating expenses	1,255,191	771,963

Loss from operations	(1,255,191)	(771,963)

Interest income	3,926	8,809
Net loss	(1,251,265)	(763,154)

Other comprehensive loss:
Foreign currency translation adjustment	(15,751)	(234,609)
Comprehensive loss	(1,267,016)	(997,763)

Loss per share
Basic and diluted	(0.01)	(0.01)
Weighted average number of shares outstanding	207,836,368	105,821,556

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2019 ($)	2018 ($)

Cash Flows From Operating Activities:
Net loss	(1,251,265)	(763,154)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,048	6,776
Stock-based compensation	162,254	—
Changes in assets and liabilities:
Prepaid expenses and other receivables	197,131	(119,909)
Inventory	(1,471)	—
Accounts payable	16,886	92,470
Liability due to related party	135,950	199,193
Other liabilities and accrued expenses	37,309	152,976
Accrued interest receivable	—	(8,809)
Net cash used in operating activities	(692,158)	(440,457)

Cash Flows from Investing Activities:
Capitalized patent costs	(10,893)	(9,865)
Purchase of property and equipment	(76,691)	—
Net cash used in investing activities	(87,584)	(9,865)

Cash Flows from Financing Activities:
Costs incurred in relation to ATM equity financing	(9,575)	—
Gross proceeds from issuance of common stock in relation to ATM financing	152,493	—
Gross proceeds from warrant exercise	26,000	—
Net cash provided by financing activities	168,918	—

Net decrease in cash	(610,824)	(450,322)
Effect of exchange rate changes on cash	(61,299)	(52,021)
Cash at beginning of period	3,740,664	822,335
Cash at end of period	3,068,541	319,992

Supplemental disclosure of non-cash financing activities:
Conversion of Series A preferred stock to common stock	—	137,324
Prepayment of equity compensation	103,034	—

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

The following diagram illustrates Nemaura’s corporate structure as of June 30, 2019:

The Company was incorporated in 2013, and has reported recurring losses from operations to date and an accumulated deficit of $14,677,144 as of June 30, 2019. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the US Food and Drug Administration (“FDA”) submission. The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs, these losses are expected to be reduced over time. Management has entered into licensing agreements with unrelated third parties relating to the United Kingdom, Europe, Qatar and all countries in the Gulf Cooperation Council.

Management has evaluated the expected expenses to be incurred along with its available cash and has determined that the Company has the ability to continue as a going concern for at least one year subsequent to the date of issuance of these condensed consolidated financial statements.  The Company had an $8 million unsecured senior credit facility made available from certain major stockholders on August 1, 2019. The first $3.5 million became available immediately for draw down, to help fund the Company’s European commercial launch. The credit facility carries an 8% interest with quarterly interest only payments. The principal is due on maturity in 5 years.

The Company has $3,068,541 of readily available cash on hand at June 30, 2019. We believe the cash position as of June 30, 2019, plus the credit facility made available from certain major stockholders, is adequate for our current level of operations through at least August 2020, and for the achievement of certain of our product development milestones. Our plan is to utilize the cash on hand plus loan draw down to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT device and patches now that CE mark approval has been received.

Management's strategic plans include the following:

• obtaining further regulatory approval for the sugarBEAT device in other countries such as the USA;

• exploring licensing opportunities;

• developing the sugarBEAT device for commercialization for other applications; and

• secure funding, in the form of conventional interest bearing loans from stockholders, to fund product launch in Europe.

NOTE 2 – BASIS OF PRESENTATION

(a)	Basis of presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months ended June 30, 2019 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company’s subsidiaries. References to “we,” “us,” “our,” or the “Company” refer to Nemaura Medical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, and all significant intercompany balances and transactions have been eliminated in consolidation.

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the US Dollar (“USD”).

(b)	Changes to significant accounting policies

There have been no material changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended March 31, 2019.

(c) Recently adopted accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its condensed consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's condensed consolidated financial statements properly reflect the change.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09 (“ASC 606”), Revenue from Contracts with Customers. ASC 606 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASC 606, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies. The Company adopted this standard on April 1, 2019.

While the Company is not currently recognizing revenue, we have implemented the guidelines within ASC Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company may enter into product development and other agreements with collaborative partners. The terms of the agreements may include non-refundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations.

The Company has entered into license agreements and for these, recognizes up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer. However, where further performance criteria must be met, revenue is deferred and recognized over the period the Company is expected to complete its performance obligations. Royalty revenue will be recognized upon the sale of the related products provided the Company has no remaining performance obligations under the agreement.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 as of April 1, 2019. The adoption of ASU 2018-07 has not had a material impact on the Company’s financial position, results of operations or related disclosures and no transition adjustment at date of adoption was required.

Recent accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies. The Company will adopt this standard on April 1, 2020. Management is currently evaluating the impact of adoption of this ASU on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods. Management is currently evaluating the impact that this guidance will have on the Company’s condensed consolidated financial statements.

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.277 million and $1.303 million as of June 30, 2019 and March 31, 2019, respectively), which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement. As the Company now expects commercialization of the sugarBEAT device to occur in the first quarter ending June 30, 2020, approximately $36,000 and $65,000 of the deferred revenue has been classified as a current liability as ofJune 30, 2019 and March 31, 2019, respectively.

Further details of licensing agreements are disclosed in the Form 10-K as of and for the year ended March 31, 2019.

NOTE 4 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (“Pharma”), NDM Technologies Limited (“NDM”) and Black and White Health Care Limited (“B&W”) are entities controlled by the Company’s Chief Executive Officer and majority stockholder, Dewan F.H. Chowdhury.

In accordance with the SEC Staff Accounting Bulletin 55, these condensed consolidated financial statements are intended to reflect all costs associated with the operations of DDL and TCL. Pharma has a service agreement with DDL, to undertake development, manufacture and regulatory approvals under Pharma’s ISO13485 Accreditation. In lieu of these services, DDL invoices Pharma on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred.

The following is a summary of activity between the Company and Pharma and NDM for the three months ended June 30, 2019 and 2018, and the year ended March 31, 2019. These amounts are unsecured, interest free, and payable on demand.

	Three Months Ended June 30, 2019 (unaudited) ($)	Three Months Ended June 30, 2018 (unaudited) ($)	Year Ended March 31, 2019 ($)
Balance due to Pharma and NDM at beginning of period	964,679	613,818	613,818
Amounts invoiced by DDL to Pharma	—	—	(977)
Amounts invoiced by Pharma to DDL, NM and TCL (1)	431,416	521,085	2,312,412
Amounts repaid by DDL to Pharma	(305,060)	(308,434)	(1,569,496)
Amounts invoiced by B&W to DDL	—	—	2,206
Amounts repaid by DDL to B&W	—	—	(5,622)
Foreign exchange differences	(22,359)	(68,920)	(84,843)
Forgiveness of payable accounted for as an equity contribution	—	—	(302,819)
Balance due to Pharma and NDM at end of the period	1,072,676	757,549	964,679

(1)	These amounts are included primarily in research and development expenses charged to the Company by Pharma.

The Company routinely reviews its statement of cash flows presentation of related party transactions for financing or operating classification based on the underlying nature of the item and intended repayment.

NOTE 5 – STOCKHOLDERS’ EQUITY

On October 5, 2017, the Company entered into common stock exchange agreements with each of its three largest stockholders, to exchange, in the aggregate, 137,324,000 shares of the Company’s common stock for 137,324 shares of Series A Convertible Preferred Stock (the “Series A Preferred”).  Each share of Series A Preferred is convertible into 1,000 shares of the Company’s common stock, automatically upon the occurrence of all of certain triggering events, as set forth in the Certificate of Designation for the Series A Preferred, namely (a) the sugarBEAT device to be commercialized has CE mark regulatory approval; (b) retail sales having commenced; and (c) retail sales exceeding $5 million, inclusive of advanced sales or voluntarily by the holder after February 7, 2018, if these triggering events have not occurred.  Each holder of issued and outstanding Series A Preferred is entitled to a number of votes equal to the number of shares of common stock into which the Series A Preferred is convertible. Holders of Series A Preferred are entitled to vote on any and all matters presented to stockholders of the Company, except as provided by law.  The Series A Preferred has no preference to the common stock as to dividends or distributions of assets upon liquidation or winding up of the Company (which has been agreed to by the holders of the Series A Preferred).  The Company determined that the fair value of the shares of Series A Preferred issued for the shares of common stock was equivalent to the fair value of the shares of common stock exchanged.

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

On October 19, 2018, the Company entered into an Equity Distribution Agreement (“Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Offering”), up to $20,000,000 in shares of its common stock (the “Shares”). Between October 31, 2018, and March 31, 2019, the Company issued 234,998 shares of its common stock through the Distribution Agreement and received gross proceeds of $455,105. $161,102 of costs were incurred in relation to this transaction. In the three months ended June 30, 2019, an additional 143,388 shares were issued under the Distribution Agreement generating gross proceeds of $152,493 and costs of $9,575. As of June 30, 2019, the Company may sell, from time to time, the remaining $19,392,402 in shares of common stock under the Distribution Agreement.

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

The closing of the offering occurred on December 20, 2018 and at such closing the Company sold 1,942,061 shares of common stock and 1,942,061 warrants for gross proceeds of $2,019,743. The net proceeds to the Company from the sale of the shares of common stock and the warrants was $1,691,443, after deducting $328,302 of placement agent commissions and other offering expenses payable by the Company. As of June 30, 2019, 86,357 of the warrants had been exercised, generating $89,811 of additional proceeds.

Effective December 18, 2018, the Company issued a unit purchase option to the placement agent to purchase 97,103 shares and 97,103 warrants. The Company has classified this option as equity. The unit purchase option has a term of three years and an exercise price of $1.30.

Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated.

	Three months ended June 30,
	2019	2018
	($)	($)
Basic and diluted earnings (loss) per share: Net loss attributable to common stockholders	(1,251,265)	(763,154)
Weighted average basic and diluted shares outstanding	207,836,368	105,821,556
Basic and diluted earnings (loss) per share:	(0.01)	(0.01)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted earnings per share calculation.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three months ended June 30, 2019 and 2018, warrants to purchase 10 million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share. For the three month period ended June 30, 2019, warrants to purchase 1,855,704 shares of common stock and a unit purchase option to purchase 97,103 shares of common stock as well as 97,103 warrants were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

NOTE 6 – OTHER ITEMS

(a) Investor relations agreements

The Company currently has contracts with several investor relations specialists to help support the ongoing financing activities of the business. Further details of historic fees paid and arrangements are detailed in our Form 10-K for the year ended March 31, 2019.

Investor Relations Company 2 - On May 1, 2019, the existing agreement with investor relations company 2 was restated, still as a rolling monthly contract with a three month assumed length, although cancellable after each completed month. A payment of $7,500 was agreed at the beginning of each month, plus an additional $2,500 per month for additional services, if taken; and if the contract runs for the whole three month term, 12,500 shares will be issued at the end of the term. $20,000 was expensed in the three months ended June 30, 2019 relating to cash payments.

Investor Relations Company 3 - On March 18, 2019 the Company cancelled its existing agreement with investor relations company 3 and entered into a new agreement. The term of this contract has been agreed to be on a month to month basis. Compensation is partly in cash and partly in restricted common stock. At the beginning of each monthly term a cash payment of $5,000 will be made and 7,500 shares of restricted stock will be issued. This contract ended in May 2019. 7,500 shares with a fair value of $1.04 were issued in April and 7,500 shares with a fair value of $0.90 were issued in May totaling $14,550. $13,320 was expensed in relation to cash paid for this agreement during the three months ended June 30, 2019, including $2,097 released from prepaid expenses at April 1, 2019. Total stock compensation expense for the three months ended June 30, 2019 was $17,888.

(b) Management Consultancy Agreement

Management Consulting Company 1 - On June 1, 2019, the terms for management consulting company 1 were amended being for a 4-month period from June 1, 2019 to September 30, 2019, with $40,000 cash to be paid up front and 27,500 shares issued up front. $30,000 of this cash expense is within prepaid expenses at June 30, 2019. The shares were recorded at fair value on the first day of the contract of $0.87 and the cost will be expensed over the 4-month term of which $18,434 was included in prepaid expenses at June 30, 2019. Cash payments expensed of $36,667 include the release of $26,667 prepaid at April 1, 2019 and $26,091 was expensed for share expense including $20,600 in prepaid expenses at April 1, 2019, all of which were expensed during the quarter ended June 30, 2019.

Management Consulting Company 2 - On January 7, 2019 the Company entered into a six-month contract with management consulting company 2 for the provision of specialist consulting services. 150,000 restricted shares were issued on the fourth month after commencement of the original contract, being May 2019. A fair value of $0.94, being the share price on May 7, 2019 (the first day of the first amendment of the consulting agreement) was applied as the shares were issued fully and irrecoverably on the first day of the contract. The cost is being expensed evenly over the 5-month contract term, with a prepaid expense of $84,600 at June 30, 2019. $118,275 was expensed in relation to this agreement for the quarter ended June 30, 2019, including $61,875 released from prepaid expenses at April 1, 2019.

Total stock based compensation recognized during the quarter ended June 30, 2019 was $162,254.

(c) Subsequent events

On July 10, 2019 the Company submitted its De Novo 510(k) medical device application to the US Food and Drug Administration for sugarBEAT, following clinical studies and usability studies.

The Company was notified by NASDAQ on July 15, 2019 that the Company no longer meets the requirements of NASDAQ Rule 5550(a)(2) requiring listed securities to maintain a minimum closing bid price of $1 per share. If the closing bid price of the Company’s common stock is $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to January 11, 2020, the Company will regain compliance.

On July 31, 2019, the Company entered into a loan agreement with Carter Gem Properties Limited (“Carter Gem”) pursuant to which Carter Gem agreed to lend the Company up to $8,000,000 in tranches with a 20 day calendar notice prior to each tranche. The loan carries an 8% interest rate with quarterly interest payments and balloon maturity date in five years. Carter Gem has discretion to proceed with each tranche. The first $3.5 million became available immediately for draw down, to help fund the Company’s European commercial launch. Carter Gem is a company owned by a trust designed to benefit the family of Sufyan Ismail, who is a major stockholder of the Company. The transaction was approved by the Company’s Audit Committee, as a related party transaction

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company has experienced recurring losses and negative cash flows from operations. At June 30, 2019, the Company had cash balances of $3,068,541, working capital of $2,233,177, total stockholders' equity of $1,308,378 and an accumulated deficit of $14,677,144. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

• obtaining further regulatory approval for the sugarBEAT device in other countries such as the USA;

• exploring licensing opportunities;

• developing the sugarBEAT device for commercialization for other applications; and

• secure funding, in the form of conventional interest bearing loans from stockholders, to fund product launch in Europe.

Results of Operations

Comparative Results for the Three Months Ended June 30, 2019 and 2018

Revenue

There was no revenue recognized in the three months ended June 30, 2019 and 2018, respectively. In 2014, we received an upfront non-refundable cash payment of approximately GBP 1 million (approximately $1.277 million, $1.320 million and $1.303 million as of June 30, 2019, June 30, 2018 and March 31, 2019, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until sales are due to commence, and we expect to record the revenue as income over an approximately 10-year term from the date sales commence. Although the revenue is deferred at June 30, 2019, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with successfully obtaining the CE mark approval.

Research and Development Expenses

Research and development expenses were $556,183 and $429,539 for the three months ended June 30, 2019 and 2018, respectively. This amount consisted primarily of expenditures on sub-contractor activities, consultancy fees and wages and continuing expenditures for improvements made to the sugarBEAT device. The increase of $126,644 is due to increases in these costs as the sugarBEAT product is nearing commercial launch.

General and Administrative Expenses

General and administrative expenses were $699,008 and $342,424 for the three months ended June 30, 2019 and 2018, respectively. These consisted of fees for legal, professional, audit services, investor relations, insurance and wages. The increase of $356,584 was due to increases in investor relations activities and insurance expenses, due to an increased level of insurance purchased. We expect general and administrative expenses to remain at similar levels going forward in the long term, as most of these costs will need to be incurred for the day to day running of the Company.

Other Comprehensive Loss

For the three months ended June 30, 2019 and 2018, other comprehensive loss was $15,751 and $234,609, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $14,677,144 through June 30, 2019. We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At June 30, 2019, the Company had net working capital of $2,233,177 which included cash balances of $3,068,541. The Company reported a net loss of $1,251,265 for the three months ended June 30, 2019.

We have completed clinical studies required for FDA submission and submitted an application to the FDA for approval of the device in July 2019, and therefore we expect that research and development costs for glucose monitoring will be reduced. The Company had an $8 million unsecured senior credit facility made available from certain major stockholders on August 1, 2019. The first $3.5 million became available immediately for draw down, to help fund the Company’s European commercial launch. The credit facility is non-dilutive carrying 8% interest with quarterly interest only payments. The principal is due on maturity in 5 years.

We believe the cash position as of June 30, 2019, plus the credit facility made available from certain major stockholders, is adequate for our current level of operations through at least August 2020, and for the achievement of certain of our product development milestones. Our plan is to utilize the cash on hand plus loan draw down to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT device and patches now that CE mark approval has been received.

Cash Flows

Net cash used in operating activities for the three months ended June 30, 2019 was $692,158 which reflected our net loss of $1,251,265, a decrease in prepayments of $197,131, an increase in accruals of $37,309, non-cash stock-based compensation of $162,254, an increase in liability due to related parties of $135,950, and an increase in accounts payable of $16,886.

Net cash used in operating activities for the three months ended June 30, 2018 was $440,457 which reflected our net loss of $763,154, and offset by an increase in accounts payable, liability due to related parties and accrued expenses of $444,639, and increased by an increase in prepayments and other receivables of $128,718.

Net cash used in investing activities was $87,584 for the three months ended June 30, 2019, which reflected patent filing costs of $10,893 and the purchase of property and equipment of $76,691.

Net cash used in investing activities was $9,865 for the three months ended June 30, 2018, which reflected the direct expenditures made in developing intellectual property, primarily related to patent filings.

Net cash provided by financing activities for the three months ended June 30, 2019 was $168,918. The ATM facility delivered gross proceeds of $152,493. In addition, $26,000 was raised in relation to the exercise of 25,000 warrants. The Company also incurred direct costs of $9,575 related to the ATM financing.

For the three months ended June 30, 2018, there were no cash flows from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended June 30, 2019, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash are denominated in Great Britain Pounds Sterling (“GBP”), with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At June 30, 2019, the Company held approximately $1.98 million in GBP-denominated bank accounts. Based on this balance, a 1% depreciation of the GBP against the US dollar would cause an approximate $20 thousand reduction in cash account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2019, at the reasonable assurance level due to material weaknesses in our internal control over financial reporting, which is described below.

Changes in Internal Control over Financial Reporting

As of June 30, 2019, our management, with the participation of our Chief Executive Officer, who is also serving as our Interim Chief Financial Officer, evaluated our internal control over financial reporting. Based on that evaluation, he concluded that no changes in our internal control over financial reporting during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our Annual Report on Form 10-K for the year ended March 31, 2019, management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. Based on the material weaknesses as described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2019:

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

· Accounting and reporting for complex areas due to lack of financial expertise on complex US Accounting and Reporting including:

-	Deferred offering costs and cutoff for accrued expenses were not properly accounted for.
-	Stock based compensation was not properly accounted for.
-	Preparation of condensed consolidated financial statements.

The Company has enhanced the quarterly reporting process by taking the following actions:

o	External advice from a specialized third-party provider has been sought to provide technical guidance on accounting for equity offering and related costs.
o	Additional training for accounting personnel on the proper accounting and reporting for stock-based compensation and complex equity transactions.
o	The month end process has been enhanced and additional controls such as full balance sheet reconciliations have been implemented.
o	In addition, the increased size of the finance team has enabled and increased level of segregation of duties and enhanced opportunity for review.

Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

In addition to the remediation plan, we intend to put our efforts, in the coming year, in improving our control environment detailed below:

· Ongoing assessment of our current Internal Control Over Financial Reporting against COSO 2013 and the requirements set forth by Sarbanes-Oxley Act Section 404. This task will be conducted by an independent expert.

· Continued testing of the operating effectiveness of the controls that have been identified and implemented in order to prevent misstatement of the financial statements. In addition, the Company will focus on the design and implementation of Key Performance Indicators (“KPIs”) in order to measure the quality of the processes in place, and the efficiency of the controls.

· Continue to engage with a third party consulting firm to help us assess our current internal control over financial reporting against COSO 2013, as well as identifying a gap analysis, suggest improvements in controls, and assist us in testing our control systems. Further testing has occurred of certain controls, including purchasing processes, payment processes, and month end closing procedures. In addition, an initial assessment of IT general controls has been conducted, with a view to assessing the current situation and strengthening these controls where deemed necessary. The Company has set a target to design and implement controls that will address the material weaknesses by March 31, 2020. The independent advisers have agreed to a table of work to complete all controls reviews, implementation and testing in this timeframe and the Company has committed to meeting this timeframe. However, as this process is ongoing and there will need to be sufficient time to ensure implemented controls are operating effectively, there is no assurance that all material weaknesses will be fully remediated by March 31, 2020.

Certain aspects of this plan were implemented in the years ended March 31, 2019 and 2018 and other aspects are expected to be implemented on, or around, the time that we are prepared to take our sugarBEAT product to market.

Further information regarding our remediation plans is contained in our Annual Report on Form 10-K for the year ended March 31, 2019. While we are continuing to address these issues, we have not completed any of these remediation actions as of the date of this report.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Document Description
10.1	Loan Agreement, dated July 31, 2019, by and between the Company and Carter Gem Properties Limited
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (1)

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

NEMAURA MEDICAL INC.

Dated: August 9, 2019	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: August 9, 2019	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
10.1	Loan Agreement, dated July 31, 2019, by and between the Company and Carter Gem Properties Limited
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

