Form 10-Q
period 2019-09-30
Nemaura Medical Inc.
filed 2019-11-08
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:

Nemaura Medical Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	46-5027260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

57 West 57th Street Manhattan, NY 10019
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

The number of shares of common stock, par value $0.001 per share outstanding as of November 1, 2019 was 208,079,304.

NEMAURA MEDICAL INC.

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION		2
ITEM 1	INTERIM FINANCIAL STATEMENTS	2
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and March 31, 2019	3
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended September 30, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2019 and 2018 (unaudited) and the six months ended September 30, 2019 and 2018 (unaudited)	5-6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2019 and 2018 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4	CONTROLS AND PROCEDURES	19
PART II: OTHER INFORMATION		20
ITEM 1	LEGAL PROCEEDINGS	20
ITEM 1A	RISK FACTORS	20
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4	MINE SAFETY DISCLOSURES	20
ITEM 5	OTHER INFORMATION	20
ITEM 6	EXHIBITS	20
SIGNATURES		20

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2019 ($)	As of March 31, 2019 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	1,771,115	3,740,664
Prepaid expenses and other receivables	375,956	736,460
Inventory	195,974	38,036
Total current assets	2,343,045	4,515,160

Other Assets:
Property and equipment, net of accumulated depreciation	162,677	56,871
Intangible assets, net of accumulated amortization	197,894	191,684
Total other assets	360,571	248,555
Total assets	2,703,616	4,763,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	214,121	161,348
Liability due to related parties	1,006,534	964,679
Other liabilities and accrued expenses	54,648	107,759
Deferred revenue	61,600	65,175
Total current liabilities	1,336,903	1,298,961

Non-current portion of deferred revenue	1,170,400	1,237,850
Total liabilities	2,507,303	2,536,811

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value,
420,000,000 shares authorized; 208,029,304 and 207,655,916
shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	208,029	207,656
Additional paid-in capital	16,145,508	15,785,015
Accumulated deficit	(15,794,184)	(13,425,879)
Accumulated other comprehensive loss	(363,040)	(339,888)
Total stockholders’ equity	196,313	2,226,904
Total liabilities and stockholders’ equity	2,703,616	4,763,715

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019 ($)	2018 ($)	2019 ($)	2018 ($)

Revenue:	—	—	—	—
Total revenue	—	—	—	—

Operating Expenses:
Research and development	462,517	622,282	1,018,699	1,051,821
General and administrative	654,523	525,075	1,353,532	867,499
Total operating expenses	1,117,040	1,147,357	2,372,231	1,919,320

Loss from operations	(1,117,040)	(1,147,357)	(2,372,231)	(1,919,320)

Interest income	—	8,082	3,926	16,891

Net loss	(1,117,040)	(1,139,275)	(2,368,305)	(1,902,429)

Other comprehensive loss:
Foreign currency translation adjustment	(7,401)	(38,483)	(23,152)	(273,092)
Comprehensive loss	(1,124,441)	(1,177,758)	(2,391,457)	(2,175,521)

Net loss per share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)
Weighted average number of shares outstanding	208,021,967	205,003,261	207,929,675	155,957,363

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’
	Shares	Amount ($)	Capital ($)	Deficit ($)	Loss ($)	Deficit ($)
Balance at June 30, 2019	208,016,804	208,017	16,133,144	(14,677,144)	(355,639)	1,308,378
Restricted shares issued as stock-based compensation to consultants and investor relations	12,500	12	12,364	—	—	12,376
Foreign currency translation adjustment	—	—	—	—	(7,401)	(7,401)
Net loss	—	—	—	(1,117,040)	—	(1,117,040)
Balance at September 30, 2019	208,029,304	208,029	16,145,508	(15,794,184)	(363,040)	196,313

Balance at June 30, 2018	205,000,000	205,000	12,919,672	(9,736,235)	(275,234)	3,113,203
Issuance of stock- exercise of warrants	50,000	50	450	—	—	500
Stock-based compensation	—	—	114,501	—	—	114,501
Foreign currency translation adjustment	—	—	—	—	(38,483)	(38,483)
Net loss	—	—	—	(1,139,275)	—	(1,139,275)
Balance at September 30, 2018	205,050,000	205,050	13,034,623	(10,875,510)	(313,717)	2,050,446

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Convertible preferred stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Loss ($)	Deficit ($)
Balance at March 31, 2019	207,655,916	207,656	—	—	15,785,015	(13,425,879)	(339,888)	2,226,904
Issuance of common shares under ATM financing, net	143,388	143	—	—	142,774	—	—	142,917
Exercise of warrants	25,000	25	—	—	25,975	—	—	26,000
Restricted shares issued as stock-based compensation	205,000	205	—	—	191,744	—	—	191,949
Foreign currency translation adjustment	—	—	—	—	—	—	(23,152)	(23,152)
Net loss	—	—	—	—	—	(2,368,305)	—	(2,368,305)
Balance at September 30, 2019	208,029,304	208,029	—	—	16,145,508	(15,794,184)	(363,040)	196,313

Balance at March 31, 2018	67,676,000	67,676	137,324,000	137	13,056,859	(8,973,082)	(40,625)	4,110,965
Conversion of preferred stock into common stock	137,324,000	137,324	(137,324,000)	(137)	(137,187)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(273,092)	(273,092)
Exercise of warrants	50,000	50	—	—	450	—	—	500
Stock-based compensation	—	—	—	—	114,501	—	—	114,501
Net loss	—	—	—	—	—	(1,902,428)	—	(1,902,428)
Balance at September 30, 2018	205,050,000	205,050	—	—	13,034,623	(10,875,510)	(313,717)	2,050,446

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2019 ($)	2018 ($)

Cash Flows From Operating Activities:
Net loss	(2,368,305)	(1,902,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,338	9,656
Stock-based compensation	277,664	114,500
Changes in assets and liabilities:
Prepaid expenses and other receivables	263,022	9,258
Inventory	(170,371)	—
Accounts payable	59,010	5,355
Liability due to related party	100,533	84,896
Other liabilities and accrued expenses	(52,608)	136,117
Accrued interest receivable	—	980
Net cash used in operating activities	(1,862,717)	(1,541,667)

Cash Flows from Investing Activities:
Capitalized patent costs	(28,310)	(7,066)
Purchase of property and equipment	(133,716)	—
Fixed rate savings account	—	1,324,000
Net cash (used in) provided by investing activities	(162,026)	1,316,934

Cash Flows from Financing Activities:
Costs incurred in relation to ATM equity financing	(9,575)	—
Gross proceeds from issuance of common stock in relation to ATM financing	152,492	—
Gross proceeds from warrant exercise	26,000	—
Proceeds from exercise of common stock options	—	500
Net cash provided by financing activities	168,917	500

Net decrease in cash	(1,855,826)	(224,233)
Effect of exchange rate changes on cash	(113,723)	(71,954)
Cash at beginning of period	3,740,664	822,335
Cash at end of period	1,771,115	526,148

Supplemental disclosure of non-cash financing activities:
Conversion of Series A preferred stock to common stock	—	137,324
Deferred offering costs included in accrued expenses	—	108,450
Prepayment of equity compensation	85,715	—

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

Nemaura is a Nevada holding company organized in 2013. Nemaura owns one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation (“RGL”) formed on December 12, 2013. RGL owns one hundred percent (100%) of Dermal Diagnostic (Holdings) Limited, an England and Wales corporation (“DDHL”) formed on December 11, 2013, which in turn owns one hundred percent (100%) of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 (“DDL”), and one hundred percent (100%) of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 (“TCL”).

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company’s initial focus has been on the development of the sugarBEAT device, which consists of a disposable patch containing a sensor, and a non-disposable miniature transmitter device with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels. All of the Company’s operations and assets are located in England.

The following diagram illustrates Nemaura’s corporate structure as of September 30, 2019:

The Company was incorporated in 2013, and has reported recurring losses from operations to date and an accumulated deficit of $15,794,184 as of September 30, 2019. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the US Food and Drug Administration (“FDA”) submission. The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs, these losses are expected to be reduced over time. Management has entered into licensing, supply, or collaboration agreements with unrelated third parties relating to the United Kingdom, Europe, Qatar and all countries in the Gulf Cooperation Council.

Management has evaluated the expected expenses to be incurred along with its available cash and credit facility and has determined that the Company has the ability to continue as a going concern for at least one year subsequent to the date of issuance of these condensed consolidated financial statements.  The Company had an $8 million unsecured senior credit facility made available from certain major stockholders on August 1, 2019. Further details of the terms of this loan are included in Note 4.

The Company has $1,771,115 of readily available cash on hand at September 30, 2019. We believe the cash position as of September 30, 2019, plus the credit facility made available from certain major stockholders, is adequate for our current level of operations through at least November 2020, and for the achievement of certain of our product development milestones. Our plan is to utilize the cash on hand plus loan draw down to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT device and patches now that CE mark approval has been received.

Management's strategic plans include the following:

•	support the UK and EU launch of sugarBEAT;
•	pursuing additional capital raising opportunities;
•	obtaining further regulatory approval for the sugarBEAT device in other countries such as the USA;
•	exploring licensing and partnership opportunities in other territories; and
•	developing the sugarBEAT device for commercialization for other applications.

NOTE 2 – BASIS OF PRESENTATION

(a)   Basis of presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and six months ended September 30, 2019 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company’s subsidiaries. References to “we”, “us”, “our”, or the “Company” refer to Nemaura Medical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, and all significant intercompany balances and transactions have been eliminated in consolidation.

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the US Dollar (“USD”).

(b) Changes to significant accounting policies

There have been no material changes to our significant accounting policies as detailed in our Form 10-K for the year ended March 31, 2019.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09 (“ASC 606”), Revenue from Contracts with Customers. ASC 606 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and has replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. ASC 606, as amended, became effective for annual reporting periods beginning after December 15, 2017. Early adoption was permitted. As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies. The Company adopted this standard on April 1, 2019.

While the Company is not currently recognizing revenue, we have implemented the guidelines within ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Recent accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors have two options: they are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or recognize a cumulative effect adjustment to the opening balance of retained earnings at their adoption date. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and for private companies ASU 2016-02 is effective beginning after December 15, 2020. Early adoption is permitted as of the beginning of any interim or annual reporting period. As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies. The Company will adopt this standard on April 1, 2021. Management is currently evaluating the impact of adoption of this ASU on the Company’s condensed consolidated financial statements but as there are no significant leases, no significant changes to opening retained earnings are expected.

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, which granted the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.232 million and $1.303 million as of September 30, 2019 and March 31, 2019, respectively), which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement. As the Company now expects commercialization of the sugarBEAT device to occur in the first quarter ending June 30, 2020, approximately $62,000 and $65,000 of the deferred revenue has been classified as a current liability as of September 30, 2019 and March 31, 2019, respectively.

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

The following is a summary of activity between the Company and Pharma and NDM for the six months ended September 30, 2019 and 2018, and the year ended March 31, 2019. These amounts are unsecured, interest free, and payable on demand.

	Six Months Ended September 30, 2019 (unaudited) ($)	Six Months Ended September 30, 2018 (unaudited) ($)	Year Ended March 31, 2019 ($)
Liability due to related party, beginning of period	964,679	613,818	613,818
Amounts invoiced by DDL to Pharma	(814)	—	(977)
Amounts invoiced by Pharma to DDL, NM and TCL (1)	966,425	1,149,785	2,312,412
Amounts repaid by DDL to Pharma	(867,013)	(1,038,730)	(1,569,496)
Amounts invoiced by B&W to DDL	—	—	2,206
Amounts repaid by DDL to B&W	—	—	(5,622)
Foreign exchange differences	(56,743)	(82,360)	(84,843)
Forgiveness of payable accounted for as an equity contribution	—	—	(302,819)
Liability due to related party, end of the period	1,006,534	642,513	964,679
(1)	These amounts are included primarily in research and development expenses charged to the Company by Pharma.

The Company has an $8 million unsecured senior credit facility made available from certain majority stockholders as of August 1, 2019. The first $3.5 million became available immediately for draw down, which will help fund the Company’s European commercial launch. The credit facility is non-dilutive carrying 8% interest with quarterly interest only payments. The principal is due on maturity in 5 years. There has been no draw down to date. No decision to date has been made on when the remaining capital will be needed and will be available for draw down.

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

On October 19, 2018, the Company entered into an Equity Distribution Agreement (“Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Offering”), up to $20,000,000 in shares of its common stock (the “Shares”). Between October 19, 2018, and March 31, 2019, the Company issued 234,998 shares of its common stock through the Distribution Agreement and received gross proceeds of $455,105. $161,102 of costs were incurred in relation to this transaction. In the three months ended June 30, 2019, an additional 143,388 shares were issued under the Distribution Agreement generating gross proceeds of $152,493 and costs of $9,575. There was no further activity through this agreement during the quarter ended September 30, 2019. As of September 30, 2019, the Company may sell, from time to time, the remaining $19,392,402 in shares of common stock under the Distribution Agreement.

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

The closing of the offering occurred on December 20, 2018 and at such closing the Company sold 1,942,061 shares of common stock and 1,942,061 warrants for gross proceeds of $2,019,743. The net proceeds to the Company from the sale of the shares of common stock and the warrants was $1,691,541, after deducting $328,302 of placement agent commissions and other offering expenses payable by the Company. As of September 30, 2019, 86,357 of the warrants had been exercised, generating $89,811 of additional proceeds. There was no activity during the quarter ended September 30, 2019.

Effective December 18, 2018, the Company issued a unit purchase option to the placement agent to purchase 97,103 shares and 97,103 warrants. The Company has classified this option as equity. The unit purchase option has a term of three years and an exercise price of $1.30.

Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated.

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
	($)	($)	($)	($)
Net loss attributable to common stockholders	(1,117,040)	(1,139,275)	(2,368,305)	(1,902,428)
Weighted average basic and diluted shares outstanding	208,021,967	205,003,261	207,929,675	155,957,363
Basic and diluted earnings (loss) per share:	(0.01)	(0.01)	(0.01)	(0.01)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted earnings per share calculation.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six month periods ended September 30, 2019 and 2018, warrants to purchase 10 million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share. For the three and six month periods ended September 30, 2019, warrants to purchase 1,855,704 shares of common stock and a unit purchase option to purchase 97,103 shares of common stock as well as 97,103 warrants were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

NOTE 6 – OTHER ITEMS

(a)     Investor relations agreements

The Company enters into contracts with various investor relations specialists to help support the ongoing financing activities of the business. Further details of historic fees paid and arrangements are detailed in our Form 10-K for the year ended March 31, 2019.

Investor Relations Company 1 - On June 27, 2018, the Company entered into a Master Services Agreement with investor relations company 1, pursuant to which for an initial three month term, the third party shall provide services related to advising and assisting the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, introducing the Company to the financial community through the use of social media, digital media and other online awareness campaigns. There has been no additional trading with investor relations company 1 during the six months ended September 30, 2019.

Investor Relations Company 2 - On May 1, 2019, we reinstated the existing agreement with investor relations company 2, which remained a rolling monthly contract with a three month assumed length, although cancellable after each completed month. A payment of $7,500 was agreed at the beginning of each month, plus an additional $2,500 per month for additional services, if taken; and if the contract runs for the whole three month term, 12,500 shares will be issued at the end of the term. $20,000 was expensed in the three months ended June 30, 2019 relating to cash payments.

During the quarter ended September 30, 2019, $12,500 of cash fees were expensed and paid and 12,500 shares were issued with $12,376 expensed to investor relations.

Investor Relations Company 3 - On March 18, 2019 the Company cancelled its existing agreement with investor relations company 3 and entered into a new agreement. The term of this contract has been agreed to be on a month to month basis. Compensation is partly in cash and partly in restricted common stock. At the beginning of each monthly term a cash payment of $5,000 will be made and 7,500 shares of restricted stock will be issued. This contract ended in May 2019. 7,500 shares with a fair value of $1.04 were issued in April and 7,500 shares with a fair value of $0.90 were issued in May totaling $14,550. $13,320 was expensed in relation to cash paid for this agreement during the three months ended June 30, 2019, including $2,097 released from prepaid expenses at April 1, 2019. Total stock compensation expense for the three months ended June 30, 2019 was $17,888. There has been no further activity with investor relations company 3 during the three months ended September 30, 2019.

(b) Management Consultancy Agreements

Management Consulting Company 1 - On June 1, 2019, the terms for management consulting company 1 were amended for a four month period from June 1, 2019 to September 30, 2019, with $40,000 cash paid up front and 27,500 shares issued up front.

During the quarter ended September 30, 2019, $18,434 of opening share prepayment and $30,000 opening cash prepayment were expensed.

Additional agreements were also entered into with management consulting company 1. An addendum commencing July 17, 2019 for a 90 day period was entered into for a total of $20,000 fee paid only in cash. $16,304 was expensed during the quarter with $3,696 prepaid at September 30, 2019. An additional agreement was entered into for the three month period from September to November 2019 for $35,000 fee paid only in cash. $11,538 of this was expensed in the quarter and $23,462 was treated as a prepaid expense at September 30, 2019.

Management Consulting Company 2 - On January 7, 2019 the Company entered into a six-month contract with management consulting company 2 for the provision of specialist consulting services. 150,000 restricted shares were issued in May 2019, on the fourth month after commencement of the original contract. A fair value of $0.94 per share, which was the share price on May 7, 2019 (the first day of the first amendment of the consulting agreement) was applied as the shares were issued fully and irrecoverably on the first day of the contract. The cost is being expensed evenly over the five month contract term.

This contract ended on September 30, 2019 and the opening prepayment of $84,600 was expensed during the quarter ended September 30, 2019.

Total stock based compensation recognized during the three and six months ended September 30, 2019 was $115,410 and $277,664, respectively and $114,500 for the three and six months ended September 30, 2018.

(c) NASDAQ correspondence

The Company was notified by NASDAQ on July 15, 2019 that the Company no longer meets the requirements of NASDAQ Rule 5550(a)(2) requiring listed securities to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of the Company’s common stock is $1.00 per share or more for a minimum of 10 consecutive business days at any time prior to January 11, 2020, the Company will regain compliance.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2019, the Company had cash balances of $1,771,115, working capital of $1,006,142, total stockholders' equity of $196,313 and an accumulated deficit of $15,794,184. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

•	support the UK and EU launch of sugarBEAT;
•	pursuing additional capital raising opportunities;
•	obtaining further regulatory approval for the sugarBEAT device in other countries such as the USA;
•	exploring licensing and partnership opportunities in other territories; and
•	developing the sugarBEAT device for commercialization for other applications.

Results of Operations

Comparative Results for the Six Months Ended September 30, 2019 and 2018

Revenue

There was no revenue recognized in the six months ended September 30, 2019 and 2018, respectively. In 2014, we received an upfront non-refundable cash payment of approximately GBP 1 million (approximately $1.232 million, $1.304 million and $1.303 million as of September 30, 2019, September 30, 2018 and March 31, 2019, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until sales are due to commence, and we expect to record the revenue as income over an approximately 10-year term from the date sales commence. Although the revenue is deferred at September 30, 2019, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with successfully obtaining the CE mark approval.

Research and Development Expenses

Research and development expenses were $1,018,699 and $1,051,821 for the six months ended September 30, 2019 and 2018, respectively. This amount consisted primarily of expenditures on sub-contractor activities, consultancy fees and wages and continuing expenditures for improvements made to the sugarBEAT device.

General and Administrative Expenses

General and administrative expenses were $1,353,532 and $867,499 for the six months ended September 30, 2019 and 2018, respectively. These consisted of fees for legal, professional, audit services, investor relations, insurance and wages. The increase of $486,033 was due to increases in investor relations activities and insurance expenses, and an increased level of insurance purchased. We expect general and administrative expenses to remain at similar levels going forward in the long term, as most of these costs will need to be incurred for the day to day running of the Company.

Other Comprehensive Loss

For the six months ended September 30, 2019 and 2018, other comprehensive loss was $23,152 and $273,092, respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended September 30, 2019 and 2018

Revenue

There was no revenue recognized in the three months ended September 30, 2019 and 2018, respectively. In 2014, we received an upfront non-refundable cash payment of approximately GBP 1 million (approximately $1.232 million, $1.304 million and $1.303 million as of September 30, 2019, September 30, 2018 and March 31, 2019, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until sales are due to commence, and we expect to record the revenue as income over an approximately 10-year term from the date sales commence. Although the revenue is deferred at September 30, 2019, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with successfully obtaining the CE mark approval.

Research and Development Expenses

Research and development expenses were $462,517 and $622,282 for the three months ended September 30, 2019 and 2018, respectively. This amount consisted primarily of expenditures on sub-contractor activities, consultancy fees and wages and continuing expenditures for improvements made to the sugarBEAT device. The reduction of $159,765 is due to the product being closer to launch.

General and Administrative Expenses

General and administrative expenses were $654,523 and $525,075 for the three months ended September 30, 2019 and 2018, respectively. These consisted of fees for legal, professional, audit services, investor relations, insurance and wages. The increase of $129,448 was due to increases in investor relations activities and insurance expenses, due to an increased level of insurance purchased. We expect general and administrative expenses to remain at similar levels going forward in the long term, as most of these costs will need to be incurred for the day to day running of the Company.

Other Comprehensive Loss

For the three months ended September 30, 2019 and 2018, other comprehensive loss was $7,401 and $38,483, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $15,794,184 through September 30, 2019. We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At September 30, 2019, the Company had net working capital of $1,006,142 which included cash balances of $1,771,115. The Company reported a net loss of $1,117,040 for the three months ended September 30, 2019.

We have completed clinical studies required for FDA submission and submitted an application to the FDA for approval of the device in July 2019, and therefore we expect that research and development costs for glucose monitoring will be reduced in the future. The Company has an $8 million unsecured senior credit facility made available from certain major stockholders as of August 1, 2019. The first $3.5 million became available immediately for draw down, which will help fund the Company’s European commercial launch. The credit facility is non-dilutive carrying 8% interest with quarterly interest only payments. The principal is due on maturity in 5 years. There has been no draw down to date.

We believe the cash position as of September 30, 2019, plus the credit facility made available from certain major stockholders, is adequate for our current level of operations through at least November 2020, and for the achievement of certain of our product development milestones. Our plan is to utilize the cash on hand plus loan draw down to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT device and patches now that CE mark approval has been received.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2019 was $1,862,717 which reflected our net loss of $2,368,305, a decrease in prepayments of $263,022, a decrease in accruals of $52,608, non-cash stock based compensation of $277,664, an increase in liability due to related parties of $100,533 and an increase in accounts payable of $59,010.

Net cash used in operating activities for the six months ended September 30, 2018 was $1,541,667 which reflected our net loss of $1,902,429, and offset by non-cash stock based compensation of $114,500, an increase in liability due to related parties of $84,896, a decrease in accrued interest receivable of $980 and a decrease in prepayments and other receivables of $9,258 as well as by changes in accounts payable and accrued expenses of $141,472.

Net cash used in investing activities was $162,026 for the six months ended September 30, 2019, which reflected patent filing costs of $28,310 and the purchase of property and equipment of $133,716.

Net cash provided by investing activities was $1,316,934 for the six months ended September 30, 2018, which reflected the direct expenditures made in developing intellectual property, primarily related to patent filings of $7,066 and the return of $1,324,000 from the maturity of a fixed rate savings account.

Net cash provided by financing activities for the six months ended September 30, 2019 was $168,917. The ATM facility delivered gross proceeds of $152,492. In addition, $26,000 was raised in relation to the exercise of 25,000 warrants. The Company also incurred direct costs of $9,575 related to the ATM financing.

Net cash provided by financing activities for the six months ended September 30, 2018, $500 was raised from the exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended September 30, 2019, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash are denominated in Great Britain Pounds Sterling (“GBP”), with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At September 30, 2019, the Company held approximately $1.15 million in GBP-denominated bank accounts. Based on this balance, a 1% depreciation of the GBP against the US dollar would cause an approximate $11,000 reduction in cash account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

With UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, where substantially all of our operating activities take place.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2019, at the reasonable assurance level due to material weaknesses in our internal control over financial reporting. A full description of our weaknesses and remediation plan is disclosed in our Form 10-K for the year ended March 31, 2019.

Changes in Internal Control over Financial Reporting

During the six month period ended September 30, 2019, we have made significant improvements on IT controls, payment processing and month end close. These will be tested once all changes have been implemented.

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

NEMAURA MEDICAL INC.

Dated: November 8, 2019	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: November 8, 2019	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

