Form 10-Q
period 2019-12-31
Nemaura Medical Inc.
filed 2020-02-10
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: _______________________

Nemaura Medical Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	46-5027260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

57 West 57th Street Manhattan, NY 10019
(Address of Principal Executive Offices)

+ 1 646-416-8000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NMRD	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.001 per share outstanding as of February 3, 2020 was 20,808,348.

NEMAURA MEDICAL INC.

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION		3
ITEM 1	INTERIM FINANCIAL STATEMENTS	3
	Condensed Consolidated Balance Sheets as of December 31, 2019 (unaudited) and March 31, 2019	3
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended December 31, 2019 and 2018 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and the Nine Months ended December 31, 2019 and 2018 (unaudited)	5-6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2019 and 2018 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8-14
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18
ITEM 4	CONTROLS AND PROCEDURES	19
PART II: OTHER INFORMATION		20
ITEM 1	LEGAL PROCEEDINGS	20
ITEM 1A	RISK FACTORS	20
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4	MINE SAFETY DISCLOSURES	20
ITEM 5	OTHER INFORMATION	20
ITEM 6	EXHIBITS	20
SIGNATURES		21

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	December 31, 2019 ($)	March 31, 2019 ($)
	(Unaudited)
ASSETS
Current Assets:
Cash	1,067,663	3,740,664
Prepaid expenses and other receivables	443,823	736,460
Inventory (raw materials)	229,894	38,036
Total current assets	1,741,380	4,515,160

Other Assets:
Property and equipment, net of accumulated depreciation	192,264	56,871
Intangible assets, net of accumulated amortization	229,984	191,684
Total other assets	422,248	248,555
Total assets	2,163,628	4,763,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	183,757	161,348
Liability due to related parties	702,028	964,679
Other liabilities and accrued expenses	191,371	107,759
Deferred revenue	66,050	65,175
Total current liabilities	1,143,206	1,298,961

Non-current portion of deferred revenue	1,254,950	1,237,850
Total liabilities	2,398,156	2,536,811

Stockholders’ Equity:
Common stock, $0.001 par value, 42,000,000 shares authorized and 20,808,348 and 20,765,592 shares issued and outstanding at December 31, 2019 and March 31, 2019, respectively	20,808	20,766
Additional paid-in capital	16,372,729	15,971,905
Accumulated deficit	(16,239,191)	(13,425,879)
Accumulated other comprehensive loss	(388,874)	(339,888)
Total stockholders’ (deficit) equity	(234,528)	2,226,904
Total liabilities and stockholders’ equity	2,163,628	4,763,715

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019 ($)	2018 ($)	2019 ($)	2018 ($)

Revenue:	—	—	—	—
Total revenue	—	—	—	—

Operating expenses:
Research and development	516,672	443,380	1,535,370	1,495,201
General and administrative	542,697	489,545	1,896,230	1,357,044
Total operating expenses	1,059,369	932,925	3,431,600	2,852,245

Loss from operations	(1,059,369)	(932,925)	(3,431,600)	(2,852,245)

Interest income	—	7,036	3,926	23,927
Loss before income tax benefit	(1,059,369)	(925,889)	(3,427,674)	(2,828,318)

Provision for income tax benefit	614,362	—	614,362	—
Net loss	(445,007)	(925,889)	(2,813,312)	(2,828,318)

Other comprehensive loss:
Foreign currency translation adjustment	(25,834)	(38,626)	(48,986)	(311,718)
Comprehensive loss	(470,841)	(964,515)	(2,862,298)	(3,140,036)

Net loss per share, basic and diluted	(0.02)	(0.05)	(0.14)	(0.16)
Weighted average number of shares outstanding	20,808,050	20,540,709	20,798,013	17,217,952

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount ($)	Capital ($)	Deficit ($)	Loss ($)	Deficit ($)
Balance at September 30, 2019	20,802,930	20,803	16,332,734	(15,794,184)	(363,040)	196,313
Restricted shares issued as stock- based compensation to consultants and investor relations	5,000	5	39,995	—	—	40,000
Reverse split adjustment	418	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(25,834)	(25,834)
Net loss	—	—	—	(445,007)	—	(445,007)
Balance at December 31, 2019	20,808,348	20,808	16,372,729	(16,239,191)	(388,874)	(234,528)

Balance at September 30, 2018	20,505,000	20,505	13,219,168	(10,875,510)	(313,717)	2,050,446
Issuance of common shares and warrants under public offering –net of offering costs of $328,245	194,206	194	1,691,304	—	—	1,691,498
Issuance of common shares under ATM financing, net	23,500	23	293,979	—	—	294,002
Stock-based compensation	4,750	5	84,995	—	—	85,000
Foreign currency translation adjustment	—	—	—	—	(38,626)	(38,626)
Net loss	—	—	—	(925,889)	—	(925,889)
Balance at December 31, 2018	20,727,456	20,727	15,289,446	(11,801,399)	(352,343)	3,156,431

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended December 31, 2019 and 2018

(Unaudited)

	Common Stock		Convertible preferred stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount ($)	Shares	Amount ($)	Capital ($)	Deficit ($)	Loss ($)	Deficit ($)
Balance at March 31, 2019	20,765,592	20,766	—	—	15,971,905	(13,425,879)	(339,888)	2,226,904
Issuance of common shares under ATM financing, net	14,338	14	—	—	142,903	—	—	142,917
Exercise of warrants	2,500	3	—	—	25,997	—	—	26,000
Reverse split adjustment	418	—	—	—	—	—	—	—
Restricted shares issued as stock-based compensation	25,500	25	—	—	231,924	—	—	231,949
Foreign currency translation adjustment	—	—	—	—	—	—	(48,986)	(48,986)
Net loss	—	—	—	—	—	(2,813,312)	—	(2,813,312)
Balance at December 31, 2019	20,808,348	20,808	—	—	16,372,729	(16,239,191)	(388,874)	(234,528)

Balance at March 31, 2018	6,767,600	6,768	13,732,400	137	13,117,767	(8,973,082)	(40,625)	4,110,965
Conversion of preferred stock into common stock	13,732,400	13,732	(13,732,400)	(137)	(13,595)	—	—	—
Issuance of common shares and warrants under public offering –net of offering costs of $328,245	194,206	194	—	—	1,691,304	—	—	1,691,498
Issuance of common shares under ATM financing, net	23,500	23	—	—	293,979	—	—	294,002
Foreign currency translation adjustment	—	—	—	—	—	—	(311,718)	(311,718)
Exercise of warrants	5,000	5	—	—	495	—	—	500
Stock-based compensation	4,750	5	—	—	199,496	—	—	199,501
Net loss	—	—	—	—	—	(2,828,318)	—	(2,838,318)
Balance at December 31, 2018	20,727,456	20,727	—	—	15,289,446	(11,801,400)	(352,343)	3,156,430

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2019 ($)	2018 ($)

Cash Flows From Operating Activities:
Net loss	(2,813,312)	(2,828,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,550	21,924
Stock-based compensation	317,664	183,667
Changes in assets and liabilities:
Prepaid expenses and other receivables	206,716	(236,976)
Inventory	(186,137)	—
Accounts payable	21,259	155,286
Liability due to related party	(268,483)	359,842
Other liabilities and accrued expenses	110,780	(44,318)
Accrued interest receivable	—	70,527
Net cash used in operating activities	(2,563,963)	(2,318,366)

Cash Flows from Investing Activities:
Capitalized patent costs	(50,570)	(13,844)
Purchase of property and equipment	(162,615)	(43,216)
Fixed rate savings account	—	4,469,150
Net cash (used in) provided by investing activities	(213,185)	4,412,090

Cash Flows from Financing Activities:
Costs incurred in relation to ATM equity financing	(9,575)	(121,880)
Costs incurred in relation to public offering	—	(217,922)
Gross proceeds from issuance of common stock in relation to ATM financing	152,492	455,105
Gross proceeds from warrant exercise/unit option purchase	26,000	600
Gross proceeds from public offering	—	2,019,743
Repayments of note payable	(28,207)	—
Net cash provided by financing activities	140,710	2,135,646

Net (decrease) increase in cash	(2,636,438)	4,229,370
Effect of exchange rate changes on cash	(36,563)	(11,044)
Cash at beginning of period	3,740,664	822,335
Cash at end of period	1,067,663	5,040,661

Supplemental disclosure of non-cash financing activities:
Conversion of Series A preferred stock to common stock	—	137,324
Deferred offering costs included in accrued expenses	—	149,644
Gross amount of insurance funded through note payable	132,352	—

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

The following diagram illustrates Nemaura’s corporate structure as of December 31, 2019:

The Company was incorporated in 2013, and has reported recurring losses from operations to date and an accumulated deficit of $16,239,191 as of December 31, 2019. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the US Food and Drug Administration (“FDA”) submission. The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs, these losses are expected to be reduced over time. Management has entered into licensing, supply, or collaboration agreements with unrelated third parties relating to the United Kingdom, Europe, Qatar and all countries in the Gulf Cooperation Council.

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

The Company has $1,067,663 of readily available cash on hand at December 31, 2019. We believe the cash position as of December 31, 2019, plus the credit facility made available from certain major stockholders, is adequate for our current level of operations through at least February 2021, and for the achievement of certain of our product development milestones. Our plan is to utilize the cash on hand plus loan draw down to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT device and patches now that CE mark approval has been received.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and nine months ended December 31, 2019 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

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

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party, which granted the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.321 million and $1.303 million as of December 31, 2019 and March 31, 2019, respectively), which is wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement. As the Company now expects commercialization of the sugarBEAT device to occur in the second quarter ending September 30, 2020, approximately $66,000 and $65,000 of the deferred revenue has been classified as a current liability as of December 31, 2019 and March 31, 2019, respectively.

Further details of licensing agreements are disclosed in the Form 10-K for the year ended March 31, 2019.

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

The following is a summary of activity between the Group and Pharma, NDM and B&W for the nine months ended December 31, 2019 and 2018, and the year ended March 31, 2019. These amounts are unsecured, interest free, and payable on demand.

	Nine Months Ended December 31, 2019 (unaudited) ($)	Nine Months Ended December 31, 2018 (unaudited) ($)	Year Ended March 31, 2019 ($)
Liability due to related party, beginning of period	964,679	613,818	613,818
Amounts invoiced by DDL to Pharma	(5,874)	—	(977)
Amounts invoiced by Pharma to DDL, NM and TCL (1)	1,369,272	1,539,114	2,312,412
Amounts repaid by DDL to Pharma	(1,642,019)	(1,130,755)	(1,569,496)
Amounts invoiced by B&W to DDL	—	—	2,206
Amounts repaid by DDL to B&W	—	—	(5,622)
Foreign exchange differences	15,970	(103,383)	(84,843)
Forgiveness of payable accounted for as an equity contribution	—	—	(302,819)
Liability due to related party, end of the period	702,028	918,794	964,679

(1)	These amounts are included primarily in research and development expenses charged to the Company by Pharma.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Reverse stock split

The Company was notified by NASDAQ on July 15, 2019 that the Company no longer met the requirements of NASDAQ Rule 5550(a)(2) requiring listed securities to maintain a minimum closing bid price of $1.00 per share. The Company effected:

(i)	A reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for ten (10) basis; and
(ii)	A decrease in the Company’s authorized number of shares of common stock on the same basis from 420,000,000 shares of common stock to 42,000,000 shares of common stock which were effective with NASDAQ at the opening of business on December 5, 2019.

On December 19, 2019 the Company received confirmation from NASDAQ that the Company has regained compliance with the Minimum Bid Price Rule and the matter is now resolved.

The activity described in these condensed consolidated financial statements reflects this one for ten reverse split. All shares and amounts included have been retroactively restated as required by accounting standards.

Other equity transactions

On October 5, 2017, the Company entered into common stock exchange agreements with each of its three largest stockholders, to exchange, in the aggregate, 13,732,400 shares of the Company’s common stock for 13,732 shares of Series A Convertible Preferred Stock (the “Series A Preferred”).  Each share of Series A Preferred is convertible into 1,000 shares of the Company’s common stock, automatically upon the occurrence of all of certain triggering events, as set forth in the Certificate of Designation for the Series A Preferred, namely (a) the sugarBEAT device to be commercialized has CE mark regulatory approval; (b) retail sales having commenced; and (c) retail sales exceeding $5 million, inclusive of advanced sales or voluntarily by the holder after February 7, 2018, if these triggering events have not occurred.  Each holder of issued and outstanding Series A Preferred is entitled to a number of votes equal to the number of shares of common stock into which the Series A Preferred is convertible. Holders of Series A Preferred are entitled to vote on any and all matters presented to stockholders of the Company, except as provided by law.  The Series A Preferred has no preference to the common stock as to dividends or distributions of assets upon liquidation or winding up of the Company (which has been agreed to by the holders of the Series A Preferred).  The Company determined that the fair value of the shares of Series A Preferred issued for the shares of common stock was equivalent to the fair value of the shares of common stock exchanged.

On November 6, 2017, the transactions contemplated by the exchange agreements were consummated and 13,732,400 shares of common stock were cancelled. As a result, the Company had 6,767,600 shares of common stock issued and outstanding as of March 31, 2018.

On June 5, 2018, the three holders of the Company’s Series A Preferred each delivered notices of conversion to voluntarily convert their Series A Preferred, in the aggregate amount of 13,732 of Series A Preferred shares, into 13,732,400 shares of common stock.  The holders had the right to voluntarily convert each share of Series A Preferred into 1,000 shares of common stock of the Company.

On October 19, 2018, the Company entered into an Equity Distribution Agreement (“Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Offering”), up to $20,000,000 in shares of its common stock (the “Shares”). Between October 19, 2018, and March 31, 2019, the Company issued 23,500 shares of its common stock through the Distribution Agreement and received gross proceeds of $455,105. $161,103 of costs were incurred in relation to this transaction. For the nine months ended December 31, 2019, a total of 14,339 shares were issued under the Distribution Agreement generating gross proceeds of $152,492 and costs of $9,575. As of December 31, 2019, the Company may sell, from time to time, the remaining $19,392,402 in shares of common stock under the Distribution Agreement. There was no activity in the three months ended December 31, 2019.

On December 18, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of up to 240,000 units, each unit consisting of one share of common stock, par value $0.001 per share, together with one warrant to purchase one share of common stock at an exercise price equal to $10.40 per share, in a public offering. The warrants offered in the public offering will terminate on the fifth anniversary of the date of issuance. The public offering price for each unit was $10.40.

The closing of the offering occurred on December 20, 2018 and at such closing the Company sold 194,206 shares of common stock and 194,206 warrants for gross proceeds of $2,019,743. The net proceeds to the Company from the sale of the shares of common stock and the warrants was $1,691,498, after deducting $328,245 of placement agent commissions and other offering expenses payable by the Company. As of December 31, 2019, 8,636 of the warrants had been exercised, generating $89,811 of additional proceeds. There was no activity in the three month period ended December 31, 2019.

Effective December 18, 2018, the Company issued a unit purchase option to the placement agent to purchase 9,710 shares and 9,710 warrants. The Company has classified this option as equity. The unit purchase option has a term of three years and an exercise price of $13.00.

Earnings (loss) per share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated.

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
	($)	($)	($)	($)
Net loss attributable to common stockholders	(445,007)	(925,889)	(2,813,312)	(2,828,318)
Weighted average basic and diluted shares outstanding	20,808,050	20,540,709	20,798,013	17,217,952
Basic and diluted earnings (loss) per share:	(0.02)	(0.05)	(0.14)	(0.16)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted earnings per share calculation.

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine month periods ended December 31, 2019 and 2018, warrants to purchase one million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share. For the three and nine month periods ended December 31, 2019, warrants to purchase 185,570 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

NOTE 6 – OTHER ITEMS

(a)    Investor relations agreements

The Company enters into contracts with various investor relations specialists to help support the ongoing financing activities of the business. Further details of historic fees paid and arrangements are detailed in our Form 10-K for the year ended March 31, 2019.

Investor Relations Company 1 - On June 27, 2018, the Company entered into a Master Services Agreement with investor relations company 1. There has been no additional activity with investor relations company 1 during the three and nine months ended December 31, 2019.

Investor Relations Company 2 - On May 1, 2019, we reinstated the existing agreement with investor relations company 2, which remained a rolling monthly contract. The cash fees expensed for the nine month period ended December 31, 2019 were $47,500 with 1,250 shares issued and expensed to investor relations for consideration of $12,376.

During the quarter ended December 31, 2019, no further shares were issued and cash fees of $15,000 were expensed to investor relations.

Investor Relations Company 3 - On March 18, 2019 the Company cancelled its existing agreement with investor relations company 3 and entered into a new agreement. The term of this contract has been agreed to be on a month to month basis. Compensation is partly in cash and partly in restricted common stock. At the beginning of each monthly term a cash payment of $5,000 will be made and 750 shares of restricted stock will be issued. This contract ended in May 2019. Total stock compensation expense for the three and nine months ended December 31, 2019 was $0 and $17,888.

(b)    Management Consultancy Agreements

Management Consulting Company 1 – A number of renewals of the original contracts have been entered into with management consulting company 1 in the current year. Agreements have been for either cash only or a combination of cash and Stock-based compensation.

On October 1, 2019, 5,000 shares were issued to management company 1 in relation to services rendered in the three month period ending December 31, 2019. The total expensed to investor relations was $40,000 in the three month period ended December 31, 2019 calculated on a fair value of $0.80 per share. In addition $61,667 was expensed to investor relations relating to cash fees expensed in the three month period to December 31, 2019. For the nine months cash expense totaled $156,176 and stock based compensation was $84,525.

Management Consulting Company 2 - On January 7, 2019 the Company entered into a six-month contract with management consulting company 2 for the provision of specialist consulting services. 15,000 restricted shares were issued in May 2019, on the fourth month after commencement of the original contract. A fair value of $0.94 per share, which was the share price on May 7, 2019 (the first day of the first amendment of the consulting agreement) was applied as the shares were issued fully and irrecoverably on the first day of the contract.

This contract ended on September 30, 2019 and total stock compensation expense for the three and nine months ended December 31, 2019 was $0 and $141,000 respectively.

Total stock-based compensation recognized during the three and nine months ended December 31, 2019 was $40,000 and $317,664, respectively and $69,167 and $183,667 for the three and nine months ended December 31, 2018, respectively.

(c)    R&D Tax Credit

During the three months ended December 31, 2019, the Company received $614,362 from HMRC (Her Majesty’s Revenue and Customs) in tax credits relating to the reimbursement of research and development expenses incurred during the years ended March 31, 2019 and 2018. This amount is reflected as a credit provision for income taxes in the Company’s condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2019.

(d)    Debt Financing

During the three months ended December 31, 2019, the Company entered into an agreement with a bank to finance an invoice payable related to an insurance policy. The principal was $132,342 to be repaid over 9 monthly repayments with interest charged at an annual percentage rate of 13.9%. The remaining balance of $104,135 is included within other liabilities and accrued expenses on the December 31, 2019 condensed consolidated balance sheet.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

The Company has experienced recurring losses and negative cash flows from operations. At December 31, 2019, the Company had cash balances of $1,067,663, working capital of $598,174, total stockholders' deficit of $234,528 and an accumulated deficit of $16,239,191. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

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

Results of Operations

Comparative Results for the Nine Months Ended December 31, 2019 and 2018

Revenue

There was no revenue recognized in the nine months ended December 31, 2019 and 2018. In 2014, we received an upfront non-refundable cash payment of approximately GBP 1 million (approximately $1.321 million, $1.277 million and $1.303 million as of December 31, 2019, December 31, 2018 and March 31, 2019, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until sales are due to commence, and we expect to record the revenue as income over an approximately 10-year term from the date sales commence. Although the revenue is deferred at December 31, 2019, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with successfully obtaining the CE mark approval.

Research and Development Expenses

Research and development expenses were $1,535,370 and $1,495,201 for the nine months ended December 31, 2019 and 2018, respectively. This amount consisted primarily of expenditures on sub-contractor activities, consultancy fees and wages and continuing expenditures for improvements made to the sugarBEAT device.

General and Administrative Expenses

General and administrative expenses were $1,896,230 and $1,357,044 for the nine months ended December 31, 2019 and 2018, respectively. These consisted of fees for legal, professional, audit services, investor relations, insurance and wages. The increase of $539,186 was due to increases in investor relations activities and insurance expenses, and an increased level of insurance purchased. We expect general and administrative expenses to remain at similar levels going forward in the long term, as most of these costs will need to be incurred for the day to day running of the Company.

Other Comprehensive Loss

For the nine months ended December 31, 2019 and 2018, other comprehensive loss was $48,986 and $311,718, respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended December 31, 2019 and 2018

Revenue

There was no revenue recognized in the three months ended December 31, 2019 and 2018. In 2014, we received an upfront non-refundable cash payment of approximately GBP 1 million (approximately $1.321 million, $1.277 million and $1.303 million as of December 31, 2019, December 31, 2018 and March 31, 2019, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until sales are due to commence, and we expect to record the revenue as income over an approximately 10-year term from the date sales commence. Although the revenue is deferred at December 31, 2019, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with successfully obtaining the CE mark approval.

Research and Development Expenses

Research and development expenses were $516,672 and $443,380 for the three months ended December 31, 2019 and 2018, respectively. This amount consisted primarily of expenditures on sub-contractor activities, consultancy fees and wages and continuing expenditures for improvements made to the sugarBEAT device.

General and Administrative Expenses

General and administrative expenses were $542,697 and $489,545 for the three months ended December 31, 2019 and 2018, respectively. These consisted of fees for legal, professional, audit services, investor relations, insurance and wages. The increase of $53,152 was due to increases in investor relations activities and insurance expenses, due to an increased level of insurance purchased. We expect general and administrative expenses to remain at similar levels going forward in the long term, as most of these costs will need to be incurred for the day to day running of the Company.

Other Comprehensive Loss

For the three months ended December 31, 2019 and 2018, other comprehensive loss was $25,834 and $38,626, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $16,239,191 through December 31, 2019. We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At December 31, 2019, the Company had net working capital of $598,174 which included cash balances of $1,067,663. The Company reported a net loss of $445,007 for the three months ended December 31, 2019.

We do not currently have any major research programs underway, and are focused on commercialization and revenue generation and therefore we expect that research and development costs for glucose monitoring will be reduced in the future. The Company has an $8 million unsecured senior credit facility made available from certain major stockholders as of August 1, 2019. The first $3.5 million became available immediately for draw down, which will help fund the Company’s European commercial launch. The credit facility is non-dilutive carrying 8% interest with quarterly interest only payments. The principal is due on maturity in 5 years. There has been no draw down to date.

We believe the cash position as of December 31, 2019, plus the $8 million credit facility made available from certain major stockholders, is adequate for our current level of operations through at least February 2021, and for the achievement of certain of our product development milestones. Our plan is to utilize the cash on hand plus loan draw down to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT device and patches now that CE mark approval has been received.

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2019 was $2,563,963 which reflected our net loss of $2,813,312, a decrease in prepayments of $206,716, an increase in accruals of $110,780, non-cash stock-based compensation of $317,664, a decrease in liability due to related parties of $268,483 and an increase in accounts payable of $21,259.

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

Net cash used in investing activities was $213,185 for the nine months ended December 31, 2019, which reflected patent filing costs of $50,570 and the purchase of property and equipment of $162,615.

Net cash provided by investing activities was $4,412,090 for the nine months ended December 31, 2018, which reflected $4,469,150 returned from the maturity of a fixed rate savings account but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $13,844 and the purchase of capital equipment of $43,216.

Net cash provided by financing activities for the nine months ended December 31, 2019 was $140,710. The ATM facility delivered gross proceeds of $152,492. In addition, $26,000 was raised in relation to the exercise of 2,500 warrants. The Company also incurred direct costs of $9,575 related to the ATM financing. A debt facility was entered into in the three months ended December 31, 2019 to finance an invoice. Repayments to date total $28,207.

Net cash provided by financing activities for the nine months ended December 31, 2018 was $2,135,646. Proceeds from the sale of the Company’s equity were $2,475,448, the majority of this reflected the December 2018 public offering which generated gross proceeds of $2,019,743 and the ATM facility which delivered gross proceeds of $455,105. In addition, $600 was raised in relation to the exercise of 5,000 warrants and a unit purchase option.  Cash costs relating to these offerings were $339,802, $217,922 of cash costs related to the December public offering and $121,880 related to the ATM. There are $39,222 of costs relating to the ATM and $110,422 relating to the December public offering which are not yet invoiced and therefore have been recognized as accrued costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended December 31, 2019, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the US dollar, our reporting currency. Currently, the majority of our expenses and cash are denominated in Great Britain Pounds Sterling (“GBP”), with the remaining portion denominated in US dollars. Fluctuations in exchange rates, primarily the US dollar against the Pound Sterling, will affect our financial position. At December 31, 2019, the Company held approximately $888,400 in GBP-denominated bank accounts. Based on this balance, a 1% depreciation of the GBP against the US dollar would cause an approximate $9,000 reduction in cash account balances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2019, at the reasonable assurance level due to material weaknesses in our internal control over financial reporting. A full description of our weaknesses and remediation plan is disclosed in our Form 10-K for the year ended March 31, 2019.

Changes in Internal Control over Financial Reporting

In our Form 10-K for the year ended March 31, 2019, we identified the following areas requiring attention in the current financial year:

•	Assembling a team from our finance department to be responsible for the preparation of financial statements under U.S. securities laws, including hiring additional qualified personnel such as a CFO with US listed company experience.

•	The Company intends to continue to strengthen controls through enhanced use of our accounting system and further strengthening of standard processes and procedures.

•	Requiring our finance personnel to participate in regular US GAAP training courses;

•	Continued testing of the operating effectiveness of the controls that have been identified and implemented in order to prevent misstatement of the financial statements. In addition, the Company will focus on the design and implementation of Key Performance Indicators (KPIs) to measure the quality of the processes in place, and the efficiency of the controls;

•	As the sugarBeat product reaches the commercialization stage, new processes such as stock management and revenue recognition will come into scope. We intend to take external advice as required to ensure that processes implemented are sufficient to ensure compliance with the Sarbanes-Oxley Act of 2002.

During the nine month period ended December 31, 2019, we have made significant improvements on IT controls, payment processing and month end close. These will be tested once all changes have been implemented. We have been working on the above areas in conjunction with a third party advisor and with their assistance, we are making improvements to our internal controls over financial reporting including, but not only, the areas mentioned above. We are also looking ahead to the processes that will be adopted as we expand activities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable.

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

NEMAURA MEDICAL INC.

Dated: February 10, 2020	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Chief Executive Officer (Principal Executive Officer)
Dated: February 10, 2020	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

