Form 10-K
period 2020-03-31
Nemaura Medical Inc.
filed 2020-06-30
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————

FORM 10-K

——————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38355

NEMAURA MEDICAL INC.

(Exact name of registrant as specified in its charter)

Nevada	46-5027260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 West 57th Street

New York, NY 10019

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: + 1 646-416-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered	Trading Symbol
Common Stock	The Nasdaq Stock Market LLC	NMRD

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such common stock on September 30, 2019 was $48,553,077.

The number of shares outstanding of the registrant's common stock as of June 22, 2020 was 20,962,048.

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

Dallas Burston (Jersey) Limited was founded by Dr. Dallas Burston, MBBS, an entrepreneur who has founded and sold several companies specializing in marketing pharmaceuticals. For example, in 1999, he sold 49% of Ashbourne Pharmaceuticals to HSBC Private Equity for £32 million and Bartholomew-Rhodes to Galen Ltd. for £19.8 million. More recently, in 2015, he sold DB Ashbourne Limited, a provider of off-patent branded pharmaceuticals for the UK market, to Ethypharm. At the time of the sale, DB Ashbourne Limited was estimated to have annual revenue of approximately £90 million.

–	Establish licensing or joint venture agreements with other parties to market sugarBEAT in other geographies. We are in detailed discussions and negotiations with several other parties worldwide for licensing or joint venture agreements for the sale of the sugarBEAT device and have signed commercial agreements with TP MENA for the Gulf Cooperation Council, and Al-Danah Medical for Qatar.

–	Submit FDA application for approval of sugarBEAT. The application is currently in progress and expected to be submitted by June 30, 2020.

–	Expand the indications for which the sugarBEAT device may be used. We believe that the sugarBEAT device may offer significant benefits as compared to those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics, and the monitoring of drugs. We have completed initial proof of concept for lactate monitoring and now plan to explore the route to commercialization for well-being applications in athletic performance training, and plan to undertake further clinical programs to support clinical use of the device for lactate monitoring.

–	Expand our product pipeline through our proprietary platform technologies, acquisitions and strategic licensing arrangements. We intend to leverage our proprietary platform technologies to grow our portfolio of product candidates for the diagnosis of diabetes and other diseases. In addition, we intend to license our product and acquire products and technologies that are consistent with our research and development and business focus and strategies. This may include drug delivery products for the improved management of diabetes, for example improved insulin injector systems, and/or combination drug products for diabetes related drugs.

Product Development

Management has extensive experience in regulatory and clinical development of diagnostic medical devices. We intend to take advantage of this experience in the field of diagnostic medical devices in an attempt to increase the probability of product approval. The overall regulatory process for diagnostic medical devices for diabetes is currently similar to those governing other diagnostic devices. The timelines are shorter than, for example, when new drugs or completely invasive diagnostic devices are trialed in clinics. We have successfully tested and evaluated the device for its clinical output, in this case the accuracy and safety with which it can trend blood glucose levels, based on which CE approval was granted by the Notified Body BSI, and we are currently in the process of preparing a submission to the U.S. FDA. As we continue to raise funds for marketing the device in some European Union territories, we also intend to seek collaborations with future licensees and marketing partners to achieve our product development and meet our projected milestones.

The table below provides our current estimate of our timeline:

Product Development and Commercialization Timelines

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

	January 2017	Ongoing
Scale up of device (transmitter) manufacturing	January 2017	Ongoing
CE Mark for body worn transmitter device	August 2018	Completed
Commercial launch in the UK, followed by major territories in Europe	July - September 2020	Staggered launch
U.S. FDA PMA Submission	June 2020	June 2020
Commercial launch of proBEAT™ in the U.S.	October - December 2020	October - December 2020

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

Sources: (1) Diabetes Technology & Therapeutics, Timothy Bailey, MD, et al., Nov. 2015; (2) Dexcom’s press release, Mar. 2018; Dexcom G6 user’s guide (3) Dexcom’s press release, Aug. 2015; Dexcom G5 user’s guide; (4) Senseonics Holdings’ 8-K, Dec. 2015. * based on summary data released in August 2018; **Estimated

Regulatory Requirements

Our device has been electrically safety tested, and all biocompatibility conformance also demonstrated, against the relevant European Medical Device Directives. When new materials are introduced, these undergo a biocompatibility risk assessment, and further testing where necessary. Batches of the device and patches were manufactured for human clinical studies that took place between November 2014 and December 2015. This was a functional watch device with a wire connection to a skin adhered sensor and electrode. Subsequent to studies conducted in India the device received a CE mark approval in February 2016. The device has since been upgraded to include wireless communication from a body worn/adhered transmitter and also to reduce the device size, and with an enhanced sensor system. This miniaturized wireless device achieved CE approval in May 2019, and FDA PMA Premarket Approval (“PMA”) submission is planned for April to June 2020. An application for CE mark approval requires the Company to have an ISO13485 Quality Management System, covering the design, development and manufacture of a medical device. Nemaura Medical does not have this accreditation, and instead under the terms of a service contract dated April 4, 2018 with Nemaura Pharma Limited (“Pharma”), Nemaura Medical has outsourced the CE approval registration process to Pharma. Pharma, a related company, controlled by our Chief Executive Officer, President, Chairman of the Board and majority shareholder, Dr D.F.H. Chowdhury. Under the terms of the service contract Pharma has undertaken all required activities to register the product for CE approval under a fee for service arrangement, while Nemaura Medical will retain full title and beneficial ownership of the CE mark, and all related intellectual property without any further payments or royalties becoming due other than the fee for service.

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

The sugarBEAT technology is protected by our portfolio of intellectual property comprised of issued and pending patents and trade secrets covering a range of claims, including the methods and apparatus for measuring glucose extracted from human skin in a non-invasive manner, devices for extracting glucose from the skin is a stable manner, devices for reducing background noise signals, algorithm for converting raw data in to glucose values to calibrate the device, and the formulation and process for preparation of the enzyme solution used in the sensor.

On May 8, 2014, NDM Technologies Limited, a related company, assigned the UK patent application 1208950.4 and International (PCT) patent application PCT/GB2013/051322 entitled "Cumulative Measurement of an Analyte" to Dermal Diagnostics Limited (“DDL”) for a nominal consideration.

Two further patents were filed in 2018 relating to the sensor and device application, providing further strength to the intellectual property position. A further patent was filed in October 2019 and March 2020, relating to sensor calibration and glucose extraction. Further patents are intended to be filed in the future relating to the device and sensor, providing new intellectual property protection. Some of the recently filed patents and future patents will supersede previous intellectual property.

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

These patents and know-how cover aspects of the technology platform. Furthermore the trademarks BEAT and sugarBEAT have been registered in all major territories globally. Accordingly, all intellectual property essential to the sugarBEAT product is owned by us, and not subject to royalty payments. We intend to take the lead in the preservation and/or prosecution of these patents and patent applications going forward as required. We intend to file additional patents as the development progresses, where deemed to be of value to protecting the technology platform and future modifications and improvements. Where patents cannot be secured, the intellectual property will be limited to know-how and trade secrets, and these will be diligently guarded.

Trade Secrets, Trademarks, and Patents Filed, Granted and Pending

IP: Patent (Core Claim), Know-how, Trademark Pending	Expiration Date	Jurisdictions in which Granted/ Issued	Jurisdictions in which	Ongoing Royalty or Milestone Payments

Patent: Cumulative Measurement of an Analyte (1)	May 20, 2032	Australia, France, Germany, Italy, Poland, Spain, Netherlands, UK, Brazil, China, India, Japan, U.S.	Canada, Qatar, UAE	None. Internal development
Skin prep Patch (2)	December 2, 2038	PCT Filed	To be determined at national stages	None. Internal development
Membrane Anchor sensor (3)	December 9, 2038	PCT Filed	To be determined at national stages	None. Internal development
Sensor Calibration algorithm (4)	October 27, 2039	UK Application filed, PCT due Oct 2020	To be determined at national stages	None. Internal development
Sample extraction (5)	March 9, 2040	UK Application filed, PCT due March 2021	To be determined at national stages	None. Internal development
Know-how: Sensor Formulation	N/A	Trade Secret	N/A	None. Internal development
Trademark: BEAT	Renewal due in 2026	UK, China, EU, India, Japan	Canada	None. Internal development
Trademark: sugarBEAT	Renewal due in 2025	UK, Australia, Switzerland, China, Egypt, EU, Israel, India, Iran, Japan, North Korea, Morocco, Mexico, Norway, New Zealand, Russia, Singapore, Tunisia, Turkey, U.S.	Canada	None. Internal development

(1) This patent provides a formula for calculating the amount of glucose extracted over a defined period of time by deducting the difference between two readings to allow rapid sensing without needing to deplete the analyte being measured.

(2) This patent describes a device and method for preparing the skin for extraction of glucose.

(3) This patent provides a device and method for interfacing a solid substrate to the sensor electrode to reduce background noise signals.

(4) This patent describes an algorithm for calibrating the raw data to provide glucose readings.

(5) This patent describes a device and method for extracting glucose from the skin.

Clinical Trials

Our clinical testing is conducted by contract clinical research organizations in various centers around the world to cover a wide demographic – including Asia and Europe – and is managed by our in-house management team.

We had 2 pre-submission meetings with the FDA in June 2016, to define the clinical roadmap. As a result, a detailed clinical plan was developed and approved internally and a clinical site in Europe was selected and audited and approved for commencement of clinical studies using the body worn transmitter device version of the sugarBEAT. The study was completed and the FDA submission is in preparation.

In August 2017, we commenced a European three-stage 75 patient clinical study, consisting of 80% Type 1 and 20% Type 2 diabetics. The study was designed as a single center open-label, single arm, within-subject comparison of sugarBEAT, with blood samples drawn from a venous catheter at corresponding time points, with glucose concentration measured using a laboratory blood glucose analyser, ARCHITECT C8000. The European clinical trial program consisted of a total of 525 patient days, with each patient continuously wearing sugarBEAT for 14 hours on seven consecutive days in a combination of home and clinic settings. Three of the seven days were in-clinic where venous blood samples were taken at 15 minute intervals over a continuous 12 hour period. The data from these studies was submitted for CE approval and CE approval was received in May 2019.

Research and development

We spent $2,009,323 and $2,296,668 during the years ended March 31, 2020 and 2019, respectively, on research and development. We anticipate that for the year ending March 31, 2021, research and development expenditures will decrease as we are planning the commercial launch in the UK and Europe.

Development and clinical test costs in support of our current product, as well as costs to file patents and revise and update previous filings on our technologies, will decline significantly as we focus on revenue generation from sales of sugarBEAT and proBEAT.

Manufacturing

The manufacture and sale of CE certified medical devices are controlled and governed by guidelines stipulated in the International Organization for Standardization (ISO), more specifically ISO13485; sugarBEAT will be manufactured and marketed according to ISO13485 quality standards.

In preparation for our anticipated commercial launch of sugarBEAT in the UK during the second half of 2020 we worked with our manufacturing partner Nemaura Pharma, to initiate scale-up manufacturing of the various sugarBEAT components alongside facilities for final assembly and packaging. As part of this process, we are expanding our manufacturing and assembly capabilities by occupying additional space within our existing headquarters site at Loughborough Science Park in the UK.

Manufacturers of key components required for our device are:

–	Sensors - Parlex (a division of Johnson Electrics), based in the Isle of White, UK
–	Patches - Polarseal Limited, located in Surrey, UK
–	Electronics - Datalink Limited, located in Loughborough, UK

We expect to enter into the following types of agreements during 2020:

–	Manufacturing agreements for the sensor manufacture
–	Manufacturing agreements for the patch manufacture
–	Manufacturing agreements for the CGM watch device and transmitter device manufacture

Sales and Marketing

An Exclusive Marketing Rights agreement for the UK and Republic of Ireland was signed on March 31, 2014 with Dallas Burston Pharma, a Jersey (Channel Island) based company (“DB Pharma”) who has pharmaceutical product marketing operations in the UK and has demonstrated a very successful model for the marketing of prescription medical products directly to general practitioners. We received a non-refundable upfront payment of $1.67 million in return for providing DB Pharma with the exclusive right to sell the sugarBEAT device in the UK and Republic of Ireland, both direct to consumer and through prescriptions by general practitioners. Subsequently, on April 4, 2014, a Letter of Intent was entered into outlining the basic terms of the cost at which the patches and watch will be supplied and minimum order quantities in the first two (2) years. The key terms of the Exclusive Marketing Rights Agreement were concluded in a Commercial Agreement signed in August 2015. This agreement was updated and re-issued in October 2019 to cover new IP/improvements to the technology.

In addition, a joint venture agreement was entered into with Dallas Burston Ethitronix (Europe) in May 2018, whereby we will share equally the costs and net profits of the sales of our sugarBEAT system in all territories in Europe, with the exception of the United Kingdom, which is the subject of a separate agreement with DB Pharma. This agreement was updated and re-issued in October 2019 to cover new IP/ improvements to the technology. Commercial agreements were signed in 2018 with TPMENA and Al-Danah Medical, for the Gulf Region (GCC) and Qatar respectively.

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

U.S. Food and Drug Administration regulation of medical devices

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

–	Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to "general controls" (e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labelling, and adverse event reporting. General controls are baseline requirements that apply to all classes of medical devices.)

–	Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and "special controls" (e.g., special labelling, compliance with performance standards, and post market surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k)) process.)

–	Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, or for a use that is of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to determine that application of special controls would provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require FDA approval of a PMA application before marketing.

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

Based on its review, the FDA may (i) issue an order approving the PMA, (ii) issue a letter stating the PMA is "approvable" (e.g., minor additional information is needed), (iii) issue a letter stating the PMA is "not approvable," or (iv) issue an order denying PMA. A company may not market a device subject to PMA review until the FDA issues an order approving the PMA. As part of a PMA approval, the FDA may impose post-approval conditions intended to ensure the continued safety and effectiveness of the device including, among other things, restrictions on labelling, promotion, sale and distribution, and requiring the collection of additional clinical data. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including withdrawal of the approval.

Most modifications to a PMA approved device, including changes to the design, labelling, or manufacturing process, require prior approval before being implemented. Prior approval is obtained through submission of a PMA supplement. The type of information required to support a PMA supplement and the FDA's time for review of a PMA supplement vary depending on the nature of the modification.

In February 2020 Nemaura announced that following discussions with the FDA, Nemaura had established that it may sell its CGM product with a digital service offering in the U.S. without FDA approval as a non-medical wellbeing application. Nemaura further announced that it intends to commence sales of this product under the brand proBEAT in the U.S. in October to December 2020. The product offering will enable users to wear the CGM device from which data will be sent to Nemaura’s servers in the cloud, from where the big data will be processed to provide users with educational material and insights into factors that can affect their sugar levels and tips for healthy lifestyle and diet, with a view to helping pre-diabetics and diabetics alike live healthier lives.

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

Corporate Information

Our principal executive offices are located at 57 West 57th Street New York, NY 10019. Our website is located at www.nemauramedical.com and our telephone number is + 1 646-416-8000. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report, and you should not consider it part of the Annual Report.

Employees

We currently employ 17 personnel. We believe our relationships with our employees and contractors are good.

Corporate History and Restructuring

We are a holding corporation that owns one hundred percent (100%) of a diagnostic medical device company specializing in discovering, developing and commercializing specialty medical devices. We were organized on December 24, 2013 under the laws of the State of Nevada. We own one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed on December 12, 2013. Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation formed on December 11, 2013. Dermal Diagnostics (Holdings) Limited owns one hundred percent (100%) of the stock in Dermal Diagnostics Limited (“DDL”), an England and Wales corporation formed on January 20, 2009, and one hundred percent (100%) of the stock in Trial Clinic Limited (“TCL”), an England and Wales corporation formed on January 12, 2011.

In December 2013, we restructured the Company and re-domiciled as a domestic corporation in the United States. The corporate re-organization was accomplished to preserve the tax advantages under the laws of the England and Wales tax laws for the benefit of the shareholders of both Dermal Diagnostics Limited and Trial Clinic Limited.

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England. DDL was founded on January 20, 2009 to engage in the discovery, development and commercialization of diagnostic medical devices. The Company’s initial focus has been on the development of a novel continuous glucose monitoring (CGM) device.

RECENT DEVELOPMENT

In February 2020 Nemaura announced that following discussions with the FDA, Nemaura had established that it may sell its CGM product with a digital service offering in the U.S. without FDA approval as a non-medical wellbeing application. Nemaura further announced that it intends to commence sales of this product under the brand proBEAT in the U.S. in Q4 2020. The product offering will enable users to wear the CGM device from which data will be sent to Nemaura’s servers in the cloud, from where the big data will be processed to provide users with educational material and insights into factors that can affect their sugar levels and tips for healthy lifestyle and diet, with a view to helping pre-diabetics and diabetics alike live healthier lives.

Note Purchase

Note Purchase Agreement

On April 15, 2020, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) by and among the Company, DDL, TCL and Chicago Venture Partners, L.P. (the “Investor”).

Pursuant to the terms of the Note Purchase Agreement, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company a secured promissory note (the “Secured Note”) in the original principal amount of $6,015,000. In consideration thereof, on April 15, 2020 (the closing date), (i) the Investor (a) paid $1,000,000 in cash, (b) issued to the Company (1) Investor Note #1 in the principal amount of $2,000,000 (“Investor Note #1”), and (2) Investor Note #2 in the principal amount of $2,000,000 (“Investor Note #2” and together with Investor Note #1, the “Investor Notes”), and (ii) the Company delivered the Secured Note on behalf of the Company, to the Investor, against delivery of the Purchase Price. For these purposes, the “Purchase Price” means the Investor’s initial cash purchase price, together with the sum of the initial principal amounts of the Investor Notes.

The Secured Note is secured by the Collateral (as hereinafter defined). The Secured Note carries an original issue discount (“OID”) of $1,000,000. In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the initial principal balance of the Secured Note. The Purchase Price for the Secured Note is $5,000,000, computed as follows: $6,015,000 original principal balance, less the OID, less the Transaction Expense Amount.

The borrowing period is 24 months and the Company shall pay the outstanding balance and all fees on maturity. A monitoring fee equal to 0.833% of the outstanding balance will automatically be added to the outstanding balance on the first day of each month. The debt less the discount will be accreted over the term of the Note using the effective interest method.

Security Agreement

On April 15, 2020, the Company entered into the Security Agreement by the Company, DDL and TCL, in favor of the Investor (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company entered into the Security Agreement and granted the Investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products and accessions thereof.

ATM Offering

On October 19, 2018, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Maxim Group LLC as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim up to $20,000,000 in shares of its common stock, par value $0.001 per share.

On March 4, 2020, the Company and Maxim entered into an amendment (the “Amendment”) to the Agreement, pursuant to which the parties agreed, that notwithstanding anything in the Agreement to the contrary, the Agreement will remain in full force and effect without a specific time-period term, provided that either the Company or Maxim may terminate the Agreement upon ten (10) days’ prior written notice to the other party. No other changes to the Agreement were made by the Amendment.

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

We have incurred net losses every year since our inception in 2009 and have not generated revenue from the period of our inception from product sales or licenses to date. As of March 31, 2020, we had an accumulated deficit of approximately $17.6 million. We expect to incur losses until our product is successfully launched and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

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

Risks Related to Our Product Candidate and Operations

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

Even if we receive regulatory approval for the sugarBEAT device or any other product candidates, we may never receive significant revenues from any of them. To the extent that we are not successful in commercializing our potential products, we will incur significant additional losses.

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

The market may not accept the sugarBEAT device based on any number of the above factors. If the sugarBEAT device is approved, there may be other therapies available which directly compete for the same target market. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our products to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business.

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

Manufacturers supplying diagnostic medical devices must comply with regulations which require, among other things, compliance with evolving regulations under Medical Device Directives stipulated under ISO13485. The manufacturing of products at any facility will be subject to strict quality control, testing and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Both the sensor and patch manufacturing facilities for the sugarBEAT device are currently ISO13485 certified. We cannot guarantee that the facilities will continue to pass regulatory inspection, or that future changes to ISO13485 standards will not also affect the manufacture of the sensors and patches.

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

We expect to expand our marketing capabilities and, as a result of which we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to have growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those potential products that we elect to commercialize independently or together with others. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to train qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plan or disrupt our operations.

Fluctuations in foreign exchange rates may adversely affect our financial condition and results of operations.

Our functional currency is the Great Britain Pound Sterling (“GBP”). The reporting currency is the United States dollar (US$). Income and expenditures are translated at the appropriate weighted average exchange rates prevailing during the reporting period. Assets and liabilities are translated at the exchange rates as of balance sheet date. Stockholders’ equity is translated into United States dollars from GBP at historical exchange rates. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert GBP into foreign currencies and, if the GBP were to decline in value, reducing our revenue in U.S. dollar terms. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). We have not entered into agreements or purchased instruments to hedge our exchange rate risks. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

In addition, following the UK’s Brexit vote to leave the EU, there has been a weakening of GBP against many currencies. We expect to have to pay some of our service providers and vendors in US$ and we will pay approximately 10% more at present than we would have done prior to the Brexit vote. The currency exchange rate continues to be very unstable and therefore the future impact or further weakening of GBP is not known at this time.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 outbreak.

Outbreaks of epidemic, pandemic, or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition, and results of operations. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a global pandemic. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions taken globally to contain the coronavirus or treat its impact, among others. Existing insurance coverage may not provide protection for all costs that may arise from all such possible events. We are still assessing our business operations and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

The impact of COVID-19 is not expected to have any long term detrimental effect on the Company’s success. While key suppliers have not been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak,  We have also seen a surge in the uptake of technologies for remote and patient self- monitoring, which therefore potentially enhances the prospects for the likes of Nemaura Medical and its CGM product and planned digital healthcare offering.

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

In addition to seeking approval from the United Kingdom and the European Union for the sugarBEAT device, we may seek regulatory approval from Saudi Arabia and the United Arab Emirates, Hong Kong, Australia, and the U.S., to market the sugarBEAT device, however, there is no guarantee we will do so. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. The ability to market our product could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. Marketing of our product in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

We are not aware of any current business practice which is in violation of any fraud and abuse law. However, continued vigilance to assure compliance with all potentially applicable laws will be a necessary expense associated with product development. For example, all product marketing efforts must be strictly scrutinized to assure that they are not associated with improper remunerations to referral sources in violation of any anti-kickback statutes. Remunerations may include potential future activities for our product, including discounts, rebates and bundled sales, which must be appropriately structured to take advantage of statutory and regulatory “safe harbors”. From time to time we may engage physicians in consulting activities. In addition, we may decide to sponsor continuing medical education activities for physicians or other medical personnel. We may also award or sponsor study grants to physicians from time to time. All relationships with physicians, including consulting arrangements, continuing medical education and study grants, must be similarly reviewed for compliance with any anti-kickback statute to assure that remuneration is not provided in return for referrals. Patient inducements may also be unlawful. Inaccurate reports of product pricing, or a failure to provide a product at an appropriate price to various governmental entities, could also serve as a basis for an enforcement action under various theories.

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

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) (including reporting of any merger that may occur in the future) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act (“SOX”), adopted rules requiring every public Company to include a management report on such Company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the Company’s internal control over financial reporting.   Our reporting obligations as a public Company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Prior to 2014, we were a private Company with a short operating history and limited accounting personnel and other resources with which to address our internal control and procedures over financial reporting.  After transitioning to a Public listed Company we identified material weaknesses relating to compliance with SOX. These were systematically evaluated and processes and procedures continuously implemented to ensure the Company is implementing the requisite controls at all times where possible or working towards the effective implementation of processes and procedures towards SOX compliance. Some key areas are highlighted below:

(i) The small size of the Company prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. This has been addressed through delegation of duties to multiple personnel either from within other divisions within the Company, or through recruitment of new personnel. As the Company grows and expands into commercial sales it expects to reach complete segregation of duties through the employment of new personnel.

(ii) The Company has had a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company. These have been primarily addressed through the use of consultants and the Company will continue with this policy until such time it has reached a size where in-house experts can be employed.

(iii) Historically the Company has had limited policies and procedures over related party transactions. This was gradually addressed by implementing a board resolution and associated agreement with a major related party, Nemaura Pharma Limited, that sets out the specific financial terms of related party transactions. The Company will be implementing further steps whereby each and every such transaction will be further subject to board approval.

The Company continues to implement measures to remedy these material weaknesses as well as other deficiencies as are determined from time to time through internal audits and audits conducted by third party consultants.  If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to achieve and maintain effective internal control over financial reporting could result in the loss of investor confidence in the reliability of our consolidated financial statements, which in turn could harm our business and negatively impact the market price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and as a result our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist and may in the future discover areas of our internal control that need improvement.

While measures are continuously being taken by the Company to ensure material weaknesses are being addressed, we have disclosed material weaknesses in our internal control over financial reporting, due to the limited number of personnel as described earlier. This could have an adverse effect on our ability to report our financial condition, results of operations or cash flows accurately and on a timely basis.

The material weaknesses in our internal control over financial reporting is further described as follows:

(i)	Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. This is continually under review and additional personnel are planned to be employed by the company as it moves into commercial sales.

(ii)	A lack of adequate financial expertise in-house related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company. These are predominantly being dealt with through the use of expert consultants until the company is of a size where in-house personnel are expected to be employed for these roles.

(iii)	There are a limited numbers of control procedures in place relating to related party transactions. These are being gradually dealt with first by implementation of a commercial agreement with a key related party outlining at arms length the remuneration terms, and this is expected to be supplemented with board level approval for all such transactions on an ongoing basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have determined that further improvements are required in our accounting processes and personnel before we can consider the material weaknesses to be fully remediated. As a result of these deficiencies, it is reasonably possible that internal controls over financial reporting may not have prevented or detected errors from occurring that could have been material, either individually or in the aggregate.

A material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. While considerable actions have been taken and are underway to improve our internal controls in response to the identified material weaknesses, and further action steps to strengthen controls have been taken, additional work continues to address and remediate the identified material weaknesses. If we are unsuccessful in implementing or following our remediation plan, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective internal controls over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, which could adversely affect the valuation of our common stock and could adversely affect our business prospects.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs in 2020 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

If our common stock is deemed a “penny stock,” it will make it more difficult for our investors to sell their shares.

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

The interests of Dr D.F.H. Chowdhury, or the controlling shareholders, may not always coincide with the interests of us and our other shareholders, and the controlling shareholders may exert significant control or substantial influence over us and may take actions that are not in, or may conflict with, public shareholders’ best interests.

The controlling shareholders control the exercise of voting rights of over 50 % of the shares eligible to vote in any of our annual or special meetings. Therefore, these controlling shareholders will be able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. The controlling shareholders may cause us to take actions that are not in, or may conflict with, the interests of us or the public shareholders. In the case where the interests of the controlling shareholders conflict with those of our other shareholders, or if the controlling shareholders choose to cause us to pursue objectives that would conflict with the interests of our other shareholders, such other shareholders could be left in a disadvantageous position by such actions caused by the controlling shareholders and the price of our common stock could be adversely affected.

We are subject to the anti-takeover provisions of the Nevada Revised Statutes governing business combinations and control share acquisitions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have registered corporate offices in the U.S. at 57 West 57th Street Manhattan, NY 10019. We have offices and laboratories located at ATIC Building, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom. The monthly rent is $2,410. The lease is on a three-year term which commenced on August 1, 2017. The terms of the lease provide a break option allowing both landlord and tenant to terminate the lease on provision of not less than one month’s prior written notice. We believe that we will be able to continue on a year to year lease for as long as necessary.

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

On January 25, 2018, the Company’s common stock commenced trading on the NASDAQ Capital Market under its existing trading symbol, “NMRD”. On June 22, 2020, the closing price for our common stock as reported on the NASDAQ Capital Market was $15.38.

As of June 22, 2020, we had 90 holders on record of our common stock.

Dividends

Since incorporation, we have not paid any dividend on any class of equity securities. We anticipate that for the foreseeable future all earnings will be retained for use in our business and no cash dividends will be paid to stockholders. Any payment of cash dividends in the future on the Company’s common stock or preferred stock, will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant. The ability to pay dividends will be reliant on the ability of DDL, the UK trading entity, to pay dividends to the Company and satisfying the capital maintenance requirements of UK company’s legislation in line with statutory and company law.

Securities Authorized for Issuance Under Equity Compensation Plans

We approved the adoption of an employee equity compensation plan at our AGM on May 15, 2020.  No awards have been made to date.

Unregistered Sales of Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2020.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company has made substantial progress over the last financial year. During this period it secured CE approval in Europe which allows its lead product sugarBEAT to now be sold in Europe as well as many territories outside Europe that accept the CE mark as the basis for registration and sale of the device, such as Australia, Hong Kong, other parts of Asia and the Middle East. Furthermore, the Company also confirmed that it will be selling into what it believes to be the world’s largest single market, the U.S., a version of the CGM under the wellbeing category, aiming to access over 88 million pre-diabetics and over 25 million Type 2 diabetics with a digital behavioral change program. Furthermore on April 15, 2020, the Company secured a $5 million note on a 2 year term providing it with at least 12 months cash based on its current and projected burn rates.

In summary the company is preparing for substantial growth and commercial sales operations during the forthcoming financial year.

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

Our corporate structure is set out within Item 1.

Affiliated Company Relationships

Pharma was incorporated in November 2005. Through October 2013, all technology development and related transactions were incurred by Pharma. As new technology platforms were invented and developed, additional companies were set up to contain these new technology platforms, and to aid in the process of raising further investments to progress the development of these subsequent technologies. However, due to the small size of the operations, low number of employees and laboratory and office space required, initially, certain costs were borne by Pharma and charges to DDL were made as required. On April 4, 2018 a service agreement was put into place between Pharma and DDL. This covered the development of sugarBEAT under Pharma’s ISO13485 Accreditation. In lieu of these services, Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred. This agreement includes all aspects of the development, registration and manufacture of sugarBEAT. Full legal title and beneficial ownership of the CE mark and all related intellectual property remains with Nemaura Medical under the terms of the service contract.

Dr. D.F.H. Chowdhury and Mr. Bashir Timol are officers of Pharma. However, Pharma plans a management restructuring and a new management team is planned to be recruited in due course, aligned with commercial launch plans. The current management at DDL, including Dr. D. F. H. Chowdhury will allocate 15%-20% of their time to oversee the current operations at Pharma and the implementation of the new management team and to provide ongoing support in an advisory role. Pharma is a drug delivery company, which means that its activities are entirely related to the delivery of drugs to the body of a human or animal subject. DDL is a diagnostic company, which means it is entirely focused on extracting molecules from the human or animal subject and analyzing it to make a diagnosis or to monitor the level of a particular molecule such as glucose. These are two independent businesses engaged in different activities, therefore there is no conflict of interest between the two and management does not see any conflicts arising from the allocations of some of DDL management time to overseeing the operations of Pharma.

Payments made solely for work that Dr. D.F.H. Chowdhury performs for Pharma in his capacity as manager are not charged to Nemaura Medical Inc. and are not included in our consolidated financial statements.

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations. At March 31, 2020, the Company had cash balances of $106,107, total stockholders’ deficit of $1,312,944 and an accumulated deficit of $17,586,075. To date, the Company has in large part relied on equity financing to fund its operations. Initially additional funding also came from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management’s strategic assessment includes the following potential options:

–	support the UK and EU launch of sugarBEAT;
–	pursuing additional capital raising opportunities;
–	obtaining further regulatory approval for the sugarBEAT device in other countries such as the U.S.;
–	exploring licensing and partnership opportunities in other territories; and
–	developing the sugarBEAT device for commercialization for other applications.

Results of Operations

Year Ended March 31, 2020 Compared to Year Ended March 31, 2019

Revenue

There was no revenue recognized in the years ended March 31, 2020 and March 31, 2019. In 2014, we received an upfront non-refundable cash payment of £1 million (approximately $1.24 million at March 31, 2020) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT patch (received in May 2019), and we expect to record the revenue in income over an approximately 10-year term after CE mark approval is obtained and once revenues commence.  Although the revenue is deferred at March 31, 2020 and 2019, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE mark approval.

Research and Development Expenses

Research and development expenses were $2,009,323 and $2,296,668 for the years ended March 31, 2020 and 2019, respectively. This decrease was driven by the change in type of work needed to prepare the product for launch, with a reduction in subcontracted activities as the Company draws closer to commercialization. Historically significant research and development expenditure has related to clinical trials and improvements made to the sugarBEAT device, and expenditures included sub-contractor activities, and consultant’s fees and wages. We expect research and development expenses to reduce in future periods as we prepare for our commercial launch.

General and Administrative Expenses

General and administrative expenses were $2,769,161 and $2,180,056 for the years ended March 31, 2020 and 2019, respectively. This increase is due to higher insurance costs and fees for professional services. These consisted primarily of legal, professional and audit fees plus wages and charitable contributions. General and administrative expenses will be expected to significantly increase as we commence product manufacture and commercialization.

Other Comprehensive Income

For the years ended March 31, 2020 and 2019 other comprehensive income/(loss) was $2,896 and ($299,263), respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $17,586,075 through March 31, 2020. We have historically financed our operations through the issuances of equity, UK government grants and contributions of services from related entities.

At March 31, 2020, the Company had net working capital of ($540,810) which included cash balances of $106,107. The Company reported a net loss of $4,160,196 for the year ended March 31, 2020.

We do not currently have any major research programs underway, and are focused on commercialization and revenue generation and therefore we expect that research and development costs for glucose monitoring will be reduced in the future.

We believe the cash position as of March 31, 2020, the note of $5 million and the $8 million credit facility made available from certain major shareholders, is adequate for our current level of operations through June 2021, and for the achievement of certain of our product development milestones. The terms of the $8 million facility which has not yet been drawn down on, are as follows: The note carries an eight percent (8%) interest rate with quarterly payments and balloon maturity date in five (5) years. The $5 million note entered into on April 15, 2020, is subject to a security agreement and granted the investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products and accessions thereof in order to induce the Investor to extend the credit evidenced by the note.

Our plan is to utilize the cash on hand and the cash received from the note ($5 million) to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT device and patches now that CE mark approval has been received.

Cash Flows

Net cash used by our operating activities for the year ended March 31, 2020 was $3,449,545 which reflected our net loss of $4,160,196, increased by an increase in inventory of $258,523 and increase in accrued expenses and other liabilities of $102,898 and a reduction in liability due to related parties of $91,347. This was offset by stock-based compensation $565,039, an increase in accounts payable of $138,485. This was further offset by depreciation and amortization of $67,818.

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

Net cash used in investing activities was $211,031 for the year ended March 31, 2020, which reflected expenditures made in developing intellectual property, primarily related to patent filings of $53,206 and the purchase of property and equipment of $157,825.

Net cash provided by investing activities was $4,403,855 for the year ended March 31, 2019, which reflected $4,483,852 returned from the maturity of a fixed rate savings account but reduced by the expenditures made in developing intellectual property, primarily related to patent filings of $20,331 and the purchase of property and equipment of $59,666.

Net cash provided by financing activities for the year ended March 31, 2020 was $97,231. Proceeds from the sale of warrants were $26,000, and the ATM facility which delivered gross proceeds of $152,492. Cash costs of $40,365 related to the ATM. In addition $40,896 relates to repayments of note payable.

Net cash provided by financing activities for the year ended March 31, 2019 was $2,049,855. Proceeds from the sale of the Company’s common stock and warrants were $2,539,259, the majority of this reflected the December 2018 public offering which generated gross proceeds of $2,019,743 and the ATM facility which delivered gross proceeds of $455,105. In addition, $100 was raised in relation to a unit purchase option and $64,311 was raised in connection with the exercise of warrants. Cash costs relating to these offerings were $489,404; which comprised of $328,302 of cash costs related to the December public offering and $161,102 related to the ATM.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

None .

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with research and development, income taxes and intangible assets, revenue recognition and stock-based compensation for non-employees.

The Company's financial position, results of operations and cash flows are impacted by the accounting policies the Company has adopted. In order to get a full understanding of the Company's consolidated financial statements, one must have a clear understanding of the accounting policies employed. A summary of the Company's critical accounting policies are as follows:

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

Intangible assets: Intangible assets consist of licenses and patents associated with the sugarBEAT device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. Costs capitalized relate to invoices received from third parties and not any internal costs. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended March 31, 2020 or 2019.

Revenue recognition: While the Company is not currently recognizing revenue, we have considered the guidelines within ASC Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Stock-based compensation: For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC Topic 505-50, Equity Based Payments to Non-Employees. Non-employee restricted common stock and stock option grants that do not vest immediately upon grant, and whose terms are known, are recorded as an expense over the vesting period of the underlying instrument granted. At the end of each financial reporting period prior to vesting, the value of the instruments granted, will be re-measured using the fair value of the Company’s common stock and the stock-based compensation recognized during the period will be adjusted accordingly.

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

The Company accounts for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted ASU 2018-07 prospectively as of April 1, 2019.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

NEMAURA MEDICAL INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders’ of Nemaura Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nemaura Medical Inc. (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Denver, Colorado

June 29, 2020

NEMAURA MEDICAL INC.

Consolidated Balance Sheets

	As of March 31,	As of March 31,
	2020 ($)	2019 ($)

ASSETS
Current assets:
Cash	106,107	3,740,664
Prepaid expenses and other receivables	452,463	736,460
Inventory	286,309	38,036
Total current assets	844,879	4,515,160

Other assets:
Property and equipment, net of accumulated depreciation	162,064	56,871
Intangible assets, net of accumulated amortization	213,080	191,684
Total other assets	375,144	248,555
Total assets	1,220,023	4,763,715

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	293,608	161,348
Liability due to related parties	830,093	964,679
Other liabilities and accrued expenses	168,966	107,759
Deferred revenue	93,022	65,175
Total current liabilities	1,385,689	1,298,961

Non-current portion of deferred revenue	1,147,278	1,237,850
Total liabilities	2,532,967	2,536,811

Commitments and contingencies

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value, 200,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and 2019	—	—
Common stock, $0.001 par value, 42,000,000 shares authorized and 20,850,848 and 20,765,592 shares issued and outstanding at March 31, 2020 and 2019, respectively	20,851	20,766
Additional paid-in capital	16,589,272	15,971,905
Accumulated deficit	(17,586,075)	(13,425,879)
Accumulated other comprehensive loss	(336,992)	(339,888)
Total stockholders’ equity (deficit)	(1,312,944)	2,226,904
Total liabilities and stockholders’ equity (deficit)	1,220,023	4,763,715

See notes to consolidated financial statements

NEMAURA MEDICAL INC.

Consolidated Statements of Comprehensive Loss

	Year Ended March 31,
	2020 ($)	2019 ($)
Revenue:
Total revenue	—	—

Operating expenses:
Research and development	2,009,323	2,296,668
General and administrative	2,769,161	2,180,056
Total operating expenses	4,778,484	4,476,724

Loss from operations	(4,778,484)	(4,476,724)

Interest income	3,926	23,927
Loss before income tax benefit	(4,774,558)	(4,452,797)

Provision for income tax benefit	614,362	—
Net loss	(4,160,196)	(4,452,797)

Other comprehensive income (loss):
Foreign currency translation adjustment	2,896	(299,263)
Comprehensive loss	(4,157,300)	(4,752,060)

Net loss per share, basic and diluted	$(0.20)	$(0.25)
Weighted average number of shares outstanding	20,806,307	18,090,384

See notes to consolidated financial statements

NEMAURA MEDICAL INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Convertible Preferred Stock			Accumulated	Total Stockholders’
	Shares	Amount ($)	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Other Comprehensive Loss ($)	Equity (Deficit) ($)
Balance at March 31, 2018	6,767,600	6,768	137	13,117,767	(8,973,082)	(40,625)	4,110,965
Conversion of preferred stock into common stock	13,732,400	13,732	(137)	(13,595)	—	—	—
Exercise of warrants	5,000	5	—	495	—	—	500
Issuance of common shares under ATM financing net of offering costs of $161,102	23,500	24	—	293,979	—	—	294,003
Issuance of common shares and warrants under public offering – net of offering costs of $328,302	194,206	194	—	1,691,247	—	—	1,691,441
Exercise of warrants under public offering	6,136	6	—	63,805	—	—	63,811
Underwriter purchase of option to purchase units	—	—	—	100	—	—	100
Restricted shares and warrants issued as stock-based compensation to investor relations and Management consultants	36,750	37	—	515,288	—	—	515,325
Foreign currency translation adjustment	—	—	—	—	—	(299,263)	(299,263)
Forgiveness of debt by a related party	—	—	—	302,819	—	—	302,819
Net loss	—	—	—	—	(4,452,797)	—	(4,452,797)
Balance at March 31, 2019	20,765,592	20,766	—	15,971,905	(13,425,879)	(339,888)	2,226,904
Issuance of common shares under ATM financing, net of costs of $40,365	14,338	14	—	112,113	—	—	112,127
Exercise of warrants	2,500	3	—	25,997	—	—	26,000
Reverse split adjustment	418	—	—	—	—	—	—
Restricted shares issued as stock-based compensation	68,000	68	—	479,257	—	—	479,325
Foreign currency translation adjustment	—	—	—	—	—	2,896	2,896
Net loss	—	—	—	—	(4,160,196)	—	(4,160,196)
Balance at March 31, 2020	20,850,848	20,851	—	16,589,272	(17,586,075)	(336,992)	(1,312,944)

See notes to consolidated financial statements

NEMAURA MEDICAL INC.

Consolidated Statements of Cash Flows

	Year Ended March 31
	2020 ($)	2019 ($)
Cash Flows from Operating Activities:
Net loss	(4,160,196)	(4,452,797)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,840	33,407
Loss on disposal of property and equipment	12,978	—
Stock-based compensation	565,039	429,610
Other non-cash expenses	—	34,796
Changes in assets and liabilities:
Prepaid expenses and other receivables	186,281	(456,125)
Inventory	(258,523)	(37,396)
Accrued interest receivable	—	70,759
Accounts payable	138,485	98,118
Liability due to related party	(91,347)	697,182
Other liabilities and accrued expenses	102,898	21,494
Net cash used in operating activities	(3,449,545)	(3,560,952)

Cash Flows from Investing Activities:
Capitalized patent costs	(53,206)	(20,331)
Purchase of property and equipment	(157,825)	(59,666)
Fixed rate savings account	—	4,483,852
Net cash (used in) provided by investing activities	(211,031)	4,403,855

Cash Flows from Financing Activities:
Costs incurred in relation to ATM equity financing	(40,365)	(161,102)
Costs incurred in relation to public offering	—	(328,302)
Gross proceeds from issuance of common stock in relation to ATM financing	152,492	455,105
Gross proceeds from public offering	—	2,019,743
Gross proceeds from warrant exercise	26,000	64,311
Gross proceeds from unit option purchase	—	100
Repayments of note payable	(40,896)	—
Net cash provided by financing activities	97,231	2,049,855

Net (decrease) increase in cash	(3,563,345)	2,892,758
Effect of exchange rate changes on cash	(71,212)	25,571
Cash at beginning of year	3,740,664	822,335
Cash at end of year	106,107	3,740,664
Supplemental disclosure of non-cash financing activities:
Conversion of Series A preferred stock to common stock	—	137,324
Prepayment of equity compensation	27,400	85,715
Amount of insurance funded through note payable	123,491	—
Forgiveness of payable from a related party	—	302,819

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

The following diagram illustrates Nemaura’s corporate structure as of March 31, 2020:

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

The Company was incorporated in 2013, and has reported recurring losses from operations to date and an accumulated deficit of $17,586,075 as of March 31, 2020. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission. The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs, these losses are expected to decrease over time. Management has entered into licensing, supply, or collaboration agreements with unrelated third parties relating to the United Kingdom (“UK”), Europe, Qatar, and all countries in the Gulf Cooperation Council.

Management has evaluated the expected expenses to be incurred along with its available cash, credit facility and notes and has determined that the Company has the ability to continue as a going concern for at least one year subsequent to the date of issuance of these consolidated financial statements. The Company had an $8 million unsecured senior credit facility made available from certain major stockholders on August 1, 2019 and a $5 million note facility which was entered into on April 15, 2020.

The Company has $106,107 of readily available cash at March 31, 2020. We believe the cash position as of March 31, 2020, plus the credit facility made available from certain major stockholders, and notes, is adequate for our current level of operations through at least June 2021, and for the achievement of certain of our product development milestones. Our plan is to utilize the cash on hand plus notes to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT device and patches now that CE mark approval has been received.

Management's strategic plans include the following:

–	support the UK and EU launch of sugarBEAT;
–	pursuing additional capital raising opportunities;
–	obtaining further regulatory approval for the sugarBEAT device in other countries such as the U.S.;
–	exploring licensing and partnership opportunities in other territories; and
–	developing the sugarBEAT device for commercialization for other applications.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries, DDL, TCL, DDHL and RGL. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and all significant intercompany balances and transactions have been eliminated in consolidation.

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the US Dollar (“US$”).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Cash

Cash consists primarily of cash deposits maintained in the UK.

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

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally four to five years. This is charged to operating expenses.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

Intangible assets

Intangible assets consist of licenses and patents associated with the sugarBEAT device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. Costs capitalized relate to invoices received from third parties and not any internal costs. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended March 31 2020 or 2019.

Revenue recognition

While the Company is not currently recognizing revenue, we have considered the guidelines within Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which is effective for the Company beginning April 1, 2019. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company may enter into product development and other agreements with collaborative partners. The terms of the agreements may include non-refundable signing and licensing fees, milestone payments and royalties on any product sales derived from collaborations.

Deferred revenue

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

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. At present all inventory relates to raw materials purchased from third parties and to be used in the Company’s product.

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

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended March 31, 2020 and 2019.

In December 2017, the U.S. Tax Cuts and Jobs Act was signed into law. Generally, this Act reduces corporate rates from a top rate of 35% to a top rate of 21%, effective January 1, 2018. As the Company’s U.S. operations are minimal, and all deferred tax assets maintain a full valuation allowance, there is no significant impact to the Company as of and for the years ended March 31, 2020 and 2019.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. For the years ended March 31, 2020 and 2019, warrants to purchase one million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share. For the year ended March 31, 2020, warrants to purchase 185,570 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were also excluded from the calculation of diluted loss per share. For the year ended March 31, 2019, warrants to purchase 188,070 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from those estimates.

Foreign currency translation

The functional currency of the Company is the GBP. The reporting currency is the US$. Stockholders' equity is translated into US$ from GBP at historical exchange rates. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenses are translated at the average exchange rates prevailing during the reporting period.

Adjustments resulting from translating the consolidated financial statements into US$ are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

Stock-based compensation

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC Topic 505-50, Equity Based Payments to Non-Employees. Non-employee restricted common stock and stock option grants that do not vest immediately upon grant, and whose terms are known, are recorded as an expense over the vesting period of the underlying instrument granted. At the end of each financial reporting period prior to vesting, the value of the instruments granted, will be re-measured using the fair value of the Company’s common stock and the stock-based compensation recognized during the period will be adjusted accordingly.

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

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

Direct costs incurred for equity financing

The Company includes all direct costs incurred in connection with successful equity financings as a component of additional paid-in capital. Direct costs incurred for equity financings that are unsuccessful are expensed.

Risks and Uncertainties

The Company is in the commercialization stage for sugarBEAT in the EU now that CE mark has been received. The Company has entered into sales and marketing agreements for the product. It has also placed orders for the first commercial batch of transmitter devices with an electronics manufacturer. It has not entered into exclusive manufacturing agreements with any of its contract manufacturers. Uncertainties still exist with regards to regulatory acceptance of the Company’s primary product development efforts in territories outside of Europe.

Reverse stock split

The activity described in these consolidated financial statements reflects this one for ten reverse split which was effective on November 27, 2019. All shares and amounts included have been retroactively restated.

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

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company will adopt this standard on April 1, 2020. The impact of adoption of this ASU on the Company’s consolidated financial statements is not expected to be significant.

NOTE 4 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the sugarBEAT device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.240 million and $1.303 million as of March 31, 2020 and 2019, respectively), which was wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT device to occur in the year ending March 31, 2021, approximately $93,000 of the deferred revenue has been classified as a current liability as of March 31, 2020.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

Other European territories

In May 2018, the Company signed a commercial agreement with Dallas Burston Ethitronix Limited (“DBEE”) for all other European territories as part of an equal joint collaboration agreement. The joint collaboration agreement intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, in order to leverage their network, infrastructure and resources. The Company and DBEE agreed that they shall share proceeds equally from sales of the Company’s sugarBEAT products. In consideration of the sub-license rights granted, DBEE shall pay to the Company the sum of £1 if demanded and, except as described elsewhere in the agreement, no commission, royalties or other payments shall be due to the Company from DBEE. The initial term of the agreement is for five years, which may be terminated at the end of such five-year initial term by either party upon at least 12 months prior written notice. If such notice of termination is not provided by either party during the initial term, the agreement shall automatically continue until terminated by either party upon 12 months prior written notice. In the event the agreement is terminated as provided above, the non-terminating party shall receive an exit payment equal to 50% of the open market value of the joint collaboration business as defined in the collaboration agreement and as agreed to by the parties at the time of termination. The parties may also terminate the agreement if the other party commits a material breach of the terms of the agreement which is not remedied within 30 days of written notification of such breach, or the other party dissolves or goes bankrupt. Commercialization is expected to occur in the second half of 2020. As of March 31, 2020 no payments have been made or received or are due or receivable under the terms of the collaboration agreement.

Qatar

In November 2018, the Company signed a commercial agreement with Al-Danah Medical Company for the exclusive license and distribution of the sugarBEAT device in Qatar. The Company will sell devices to Al-Danah Medical Company at a specified price and with minimum order quantities which will be set post product launch. The Company’s responsibility is limited to the supply of the device and related consumables. Al-Danah Medical Company is responsible for ensuring compliance with all local regulation related to registering and selling the device within Qatar. Product launch in Qatar is expected to take place after the initial commercialization of the sugarBEAT device which is expected to occur in the second half of 2020.

Gulf Cooperation Council excluding Qatar

In February 2019, the Company signed a commercial agreement with The Principals Mena DMCC (“TPM”), for the exclusive licence and distribution of the sugarBEAT device in all countries of the Gulf Cooperation Council (“GCC”) excluding Qatar. This agreement gives TPM the exclusive rights to sell and market the Company’s products in the GCC subject to mutual agreement on minimum order quantities and supply price which are to be determined pre-launch in the territory. The Company’s responsibility is limited to the supply of the device and related consumables, and maintenance of the mobile phone application. TPM is responsible for ensuring compliance with all local regulation related to registering and selling the device within the GCC, and marketing and sales. Product launch in the GCC is expected to take place after the initial commercialization of the sugarBEAT device in Europe.

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2020, and March 31, 2019 property and equipment is summarized as follows:

	March 31,
	2020 ($)	2019 ($)
Property and equipment	226,548	77,597
Less accumulated depreciation	(64,484)	(20,726)
	162,064	56,871

Depreciation expense related to property and equipment for the years ended March 31, 2020 and 2019 was approximately $46,000 and $9,000, respectively.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

NOTE 6 - INTANGIBLE ASSETS

As of March 31, 2020 and 2019 intangible assets are summarized as follows:

	March 31,
	2020 ($)	2019 ($)
Patents and licenses	307,009	261,938
Less accumulated amortization	(93,929)	(70,254)
	213,080	191,684

Estimated amortization expense is approximately $19,000 for each of the next five years. Amortization expense related to intangible assets for the years ended March 31, 2020 and 2019 was approximately $19,000 and $24,000, respectively.

NOTE 7 – PREPAID EXPENSES AND OTHER RECEIVABLES

	March 31,
	2020 ($)	2019 ($)
Prepaid expenses	351,755	529,064
Other taxes	100,708	207,396
	452,463	736,460

NOTE 8 – OTHER LIABILITIES AND ACCRUED EXPENSES

	March 31,
	2020 ($)	2019 ($)
Accrued expenses	86,411	107,759
Insurance financed through note	82,555	—
	168,966	107,759

NOTE 9 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (“Pharma”), Black and White Health Care Limited (“B&W”) and NDM Technologies Limited (“NDM”) are entities controlled by the Company’s chief executive officer, interim chief financial officer, and majority shareholder, D.F.H. Chowdhury.

Pharma has a service agreement with DDL, to undertake development, manufacture and regulatory approvals under Pharma’s ISO13485 Accreditation. In lieu of these services, Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred.

The following is a summary of activity between the Company and Pharma, B&W and NDM for the years ended March 31, 2020 and 2019. These amounts are unsecured, interest free, and payable on demand.

	March 31,
	2020	2019
	($)	($)
Liability due to related parties at beginning of year	964,679	613,818
Amounts invoiced by Pharma to DDL, NM and TCL (1)	1,800,517	2,312,412
Amounts invoiced by DDL to Pharma	(10,963)	(977)
Amounts repaid by DDL to Pharma	(1,897,222)	(1,569,496)
Amounts invoiced by B&W to DDL	—	2,206
Amounts repaid by DDL to B&W	—	(5,622)
Foreign exchange differences	(26,918)	(84,843)
Forgiveness of payable accounted for as equity contribution	—	(302,819)
Liability due to related parties at end of year	830,093	964,679

(1)	These amounts are included primarily in research and development expenses.

All related party transactions relate to operating activities in the years ended March 31, 2020 and 2019.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

The Company has an $8 million unsecured senior credit facility made available from certain stockholders as of August 1, 2019. The first $3.5 million became available immediately for draw down, which will help fund the Company’s European commercial launch. The credit facility is non-dilutive carrying 8% interest only payments. The principal is due on maturity in 5 years. There has been no draw down to date. No decision to date has been made on when the remaining capital will be needed and is available for draw down.

NOTE 10 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

United States of America

The Company is incorporated in the U.S. and is subject to a U.S. federal corporate income tax rate of 21% for the years ended March 31, 2020 and March 31, 2019.

British Virgin Islands

RGL is incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, RGL is not subject to tax on income or capital gains. In addition, upon payments of dividends by RGL, no BVI withholding tax is imposed. During the years ended March 31, 2020 and 2019, there were no income or expenses in the BVI.

UK

DDL, TCL and DDHL are all incorporated in the UK and the applicable UK statutory income tax rate for these companies is 19%.

For the years ended March 31, 2020 and 2019 loss before income tax benefit arose in the UK and U.S. as follows:

	Year Ended March 31,
	2020	2019
	$	$
Loss before income taxes arising in UK	(2,470,107)	(2,726,862)
Loss before income taxes arising in U.S.	(2,304,451)	(1,725,935)
Total loss before income tax benefit	(4,774,558)	(4,452,797)

Reconciliation of our effective tax rate to the loss calculated at the statutory U.S. federal tax rate is as follows:

	Year Ended March 31,
	2020		2019
	$		$
Loss before income taxes	(4,774,558)		(4,452,797)
Expected tax benefit	(1,003,000)	(21%)	(935,000)	(21%)
Foreign tax differential	—	0%	55,000	1%
Enhanced research and development	(231,000)	(5%)	(297,000)	(7%)
Other	125,000	2%	1,000	0%
Change in rate allowance	119,000	2%	—	0%
Change in valuation allowance	990,000	21%	1,176,000	26%
R&D credit received	614,362	13%	—	—
Income tax benefit	614,362	13%	—	—

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	March 31,
	2020	2019
	$	$
Net operating tax loss carried forwards	3,926,000	2,641,000
Research and development enhancement	797,000	867,000
Other items	(319,000)	(103,000)
Valuation allowance	(4,404,000)	(3,405,000)
Net deferred tax assets	—	—

In the year ended March 31, 2020, the Company received $614,362 from HMRC (Her Majesty’s Revenue and Customs) in tax credits relating to the reimbursement of research and development expenses incurred during the years ended March 31, 2019 and 2018. This amount is reflected as a credit provision for income taxes in the Company’s consolidated statements of comprehensive loss for the year ended March 31, 2020.

For each of the years ended March 31, 2020 and 2019, the Company did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company mainly files income tax returns in the U.S. and the UK. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2016.  The UK tax returns for the Company’s UK subsidiaries are open to examination by the UK tax authorities for the tax years beginning in April 1, 2014.

As of March 31, 2020, the Company has net operating losses (“NOLs”) of approximately $5,532,000 in the U.S. and $14,505,000 in the UK. NOLs may be carried forward indefinitely. Additionally, the Company has a research and development enhancement deduction carry forward of approximately $4,193,000 for purposes of UK income tax filings.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Other equity transactions

On October 5, 2017, the Company entered into common stock exchange agreements with each of its three largest shareholders, to exchange, in the aggregate, 13,732,400 shares of the Company’s common stock for 137,324 shares of Series A Convertible Preferred Stock (the “Series A Preferred”). Each share of Series A Preferred is convertible into 1,000 shares of the Company’s common stock, automatically upon the occurrence of all of certain triggering events, as set forth in the Certificate of Designation for the Series A Preferred, namely (a) the sugarBEAT® device to be commercialized has CE regulatory approval; (b) retail sales having commenced; and (c) retail sales exceeding US$5 million, inclusive of advanced sales or voluntarily by the holder after February 7, 2018, if these triggering events have not occurred. Each holder of issued and outstanding Series A Preferred is entitled to a number of votes equal to the number of shares of common stock into which the Series A Preferred is convertible. Holders of Series A Preferred are entitled to vote on any and all matters presented to stockholders of the Company, except as provided by law. The Series A Preferred has no preference to the common stock as to dividends or distributions of assets upon liquidation or winding up of the Company (which has been agreed to by the holders of the Series A Preferred). The Company determined that the fair value of the shares of Series A Preferred issued for the shares of common stock was equivalent to the fair value of the shares of common stock exchanged.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

On June 5, 2018, the three holders of the Company’s Series A Preferred each delivered notices of conversion to voluntarily convert their Series A Preferred, in the aggregate amount of 137,324 of Series A Preferred shares, into 13,732,400 shares of common stock. The holders had the right to voluntarily convert each share of Series A Preferred into 1,000 shares of common stock of the Company.

On October 19, 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Offering”), up to $20,000,000 in shares of its common stock (the “Shares”). Between October 31, 2018, and March 31, 2019, the Company issued 23,500 shares of its common stock through the Distribution Agreement and received gross proceeds of $455,105. $161,102 of costs were incurred in relation to this transaction. For the year ended March 31, 2020, a total of 14,338 shares were issued under the Distribution Agreement generating gross proceeds of $152,492 and costs of $40,365. As of March 31, 2020, the Company may sell, from time to time, the remaining $19,392,401 under the distribution agreement.

On December 18, 2018, the Company entered into a placement agency agreement with Dawson James Securities, Inc. with respect to the issuance and sale of an aggregate of up to 240,000 units, each unit consisting of one share of common stock, together with one warrant to purchase one share of common stock at an exercise price equal to $10.40 per share, in a public offering. The warrants offered in the public offering will terminate on the fifth anniversary of the date of issuance. The public offering price for each unit was $10.40.

The closing of the offering occurred on December 20, 2018 and at such closing the Company sold 194,206 shares of common stock and 194,206 warrants for gross proceeds of $2,019,743. The net proceeds to the Company from the sale of the shares of common stock and the warrants was $1,691,541, after deducting $328,302 of placement agent commissions and other offering expenses payable by the Company. As of March 31, 2020 6,136 of the warrants had been exercised, generating $63,811 of additional funds. At March 31, 2020, there were 185,570 warrants outstanding.

Effective December 18, 2018, the Company issued a unit purchase option to the placement agent to purchase 9,710 shares and 9,710 warrants. The Company has classified this option as equity. The unit purchase option has a term of three years and an exercise price of $13.00 per unit.

NOTE 12 – OTHER ITEMS

(a)            Investor relations agreements

The Company currently entered into contracts with several investor relations specialists to help support the ongoing financing activities of the business.

On June 27, 2018, the Company entered into a Master Services Agreement with investor relations company 1, pursuant to which for an initial three month term, the third party shall provide services related to advising and assisting the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, introducing the Company to the financial community through the use of social media, digital media and other online awareness campaigns. The aggregate fees in the amount of $160,000 were payable to the third party during the initial three-month term. On July 23, 2018 the Board of Directors approved the issuance of a warrant to the third party exercisable for 7,500 shares of common stock at an exercise price of $0.10 per share. As of September 30, 2018, the Company recognized $114,500 of stock-based compensation expense related to the 5,000 warrants that had vested as of that date based on a fair value of $22.90 per warrant. On October 9, 2018, 5,000 shares of common stock were issued to the third party, as a result of the third party’s exercise of 5,000 warrants on September 24, 2018. At March 31, 2019, all liabilities for share based compensation were considered fully settled. It was agreed by both parties that there is no further obligation to issue the remaining 2,500 warrants.

On August 31, 2018, the Company entered into an agreement to receive investor relations services from investor relations company 2. The term of the agreement was 1 year, although cancellable after 3 months if certain performance-based conditions are not met, including if the share trade volumes fail to meet an average of 10,000 shares per day minimum. Compensation was partly in cash and partly in restricted stock, 4,000 shares of restricted stock due on the 3-month anniversary and the final 4,000 due on the one-year anniversary, provided performance conditions were met as per the agreement. On November 30, 2018, 2,000 shares of common stock were issued to investor relations company 2 in compensation for services performed over the previous 3 months. A fair value of $19.00 was established based on the closing price of the common stock on November 30, 2018 and $38,000 was expensed. This fulfilled all liabilities in relation to this agreement and as of November 30, 2018 the agreement was terminated.

On December 1, 2018 a new agreement was entered into to receive investor relations services from investor relations company 2. The term of the agreement was 1 year, although cancellable at the end of each three-month period if certain performance obligations were not met, including if the share trade volumes fail to meet an average of 10,000 shares per day minimum. Compensation was partly in cash and partly in restricted stock. A cash payment of $22,500 was due at the beginning of each quarter and 1,250 shares of restricted common stock will be issued at the end of each quarter dependent on the performance obligations being met.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

On March 1, 2019, the existing agreement with investor relations company 2 was cancelled and replaced with a rolling monthly contract. At this point it was agreed that there was no obligation to issue the 1,250 shares that were part of the compensation for the December 1, 2018 contract. Compensation for the new agreement was a rolling contract in the form of a $5,000 payment made at the beginning of each month. There is no stock-based compensation included in this agreement.

On May 1, 2019, we reinstated the existing agreement with investor relations company 2, which remained a rolling monthly contract. The cash fees expensed for the year ended March 31, 2020 were $59,500 with 16,250 shares issued and expensed to investor relations for consideration of $116,461.

On December 11, 2018 the Company entered into an agreement to receive investor relations services from investor relations company 3. The term of this agreement was 3 months. Compensation was partly in cash and partly in restricted common stock. At the beginning of each month a cash payment of $10,000 was be made and 1,500 shares of restricted stock issued. As a result of this agreement a total of 4,500 shares were issued with an average fair value of $10.50 and $47,400 was expensed in relation to this agreement during the year ended March 31, 2019.

On March 18, 2019 the Company cancelled its existing agreement and entered into a new agreement with investor relations company 3. The term of this contract was agreed to be on a month to month basis. Compensation was partly in cash and partly in restricted common stock. At the beginning of each monthly term a cash payment of $5,000 was be made and 750 shares of restricted stock issued. At March 31, 2019 750 shares were issued in relation to this contract. A fair value of $10.30 with a total value of $7,725, $3,240 of this cost was treated as a prepayment as the contract length spans the month end. This contract ended in May 2019 and total stock compensation expense for the year ended March 31, 2020 was $17,888.

(b)            Management Consulting Agreement

On December 3, 2018, the Company entered into an agreement to receive management consulting advice from management consulting company 1. The term of this agreement was 12 months but was cancellable prior to this date on written notice to the other party. Compensation was partly in cash and partly in restricted stock. A cash payment of $25,000 together with the issuance of 1,250 shares of restricted common stock was made at the inception of the agreement and was made at the beginning of each subsequent quarter. A fair value of $19.00 was established for the shares issued in December 2018 based on the closing price of common stock on December 3, 2018 with a total of $23,750 being expensed. A fair value of $11.40 was established for the shares issued on March 2019, based on the closing price of common stock on March 4, 2019. $9,500 of the total $14,250 expense was treated as a pre-payment as of March 31, 2019.

On February 4, 2019, the Company signed an addendum to the contract with management consulting company 1. This extended the range of services from this company. Compensation for the initial 120-day period was in the form of a cash payment of $20,000 and the issuance of 2,000 restricted shares of common stock. Compensation for subsequent 90-day periods was comprised of a cash payment of $15,000 and the issuance of 1,500 restricted shares of common stock. The contract was on a rolling 90-day period and could be cancelled at the end of each three-month period and at the end of the initial 120-day period. A fair value of $11.10 was established based on the closing price of common stock on February 4, 2019. $11,100 of the total $22,200 expense was treated as a pre-payment as of March 31, 2019.

For the year ended March 31, 2020 cash expense totaled $186,176 and stock-based compensation was $98,150.

On January 7, 2019 the Company entered into a six-month contract with management consulting company 2 for the provision of specialist consulting services. Compensation was wholly through the issue of 25,000 restricted shares of common stock which were issued on commencement of the contract and 15,000 additional restricted shares which issued on the fourth month after commencement of the contract. If the contract was terminated prior to the fourth month, the additional restricted shares would not be payable. The fair value was based on the closing price of common stock on January 7, 2019, of $9.90 per common share. $61,875 of the total $247,500 expense was treated as a pre-payment as of March 31, 2019.

During the year ended March 31, 2019, the Company issued a total of 36,750 restricted common shares and warrants to purchase 5,000 common shares to investor relations and management consultants. The equity instruments were valued at $515,325 of which $429,610 was expensed and $85,715 is included in prepaid expenses as of March 31, 2019.

During the year ended March 31, 2020, the Company issued a total of 297,500 restricted common shares to investor relations and management consultants. The equity instruments were valued at $479,324 of which $451,924 was expensed and $27,400 is included in prepaid expenses as of March 31, 2020.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

(c)            Debt Financing

During the year ended March 31, 2020, the Company entered into an agreement with a bank to finance an invoice payable related to an insurance policy. The principal was $132,342 to be repaid over 9 monthly payments with interest charged at an annual percentage rate of 13.9%. This policy was cancelled and repaid in full.

A second insurance policy was entered into by the Company with a bank to finance an invoice payable related to an insurance policy. The principal was $123,451 to be repaid over three quarterly payments with interest charged at an annual percentage rate of 5.28%. The remaining balance of $82,555 is included within other liabilities and accrued expenses on the March 31, 2020 consolidated balance sheet.

NOTE 13 – Subsequent Events

ATM Facility

Subsequent to March 31, 2020, and through June 26, 2020, the Company raised gross proceeds of $4,097,083 for the issuance of 393,352 shares of common stock.

Exercise of Warrants

Subsequent to March 31, 2020 and through June 26, 2020, the Company raised gross proceeds of $394,503 from the exercise of warrants and the issuance of 37,933 shares at $10.40 per share.

COVID-19

The impact of COVID-19 is not expected to have any long term detrimental effect on the Company’s success. While key suppliers have not been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak.  We have also seen a surge in the uptake of technologies for remote and patient self- monitoring, which therefore potentially enhances the prospects for the likes of the Company and its CGM product and planned digital healthcare offering.

Note Purchase Agreement

On April 15, 2020, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) by and among the Company, DDL, TCL and Chicago Venture Partners, L.P. (the “Investor”).

Pursuant to the terms of the Note Purchase Agreement, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company a secured promissory note (the “Secured Note”) in the original principal amount of $6,015,000. In consideration thereof, on April 15, 2020 (the closing date), (i) the Investor (a) paid $1,000,000 in cash, (b) issued to the Company (1) Investor Note #1 in the principal amount of $2,000,000 (“Investor Note #1”), and (2) Investor Note #2 in the principal amount of $2,000,000 (“Investor Note #2” and together with Investor Note #1, the “Investor Notes”), and (ii) the Company delivered the Secured Note on behalf of the Company, to the Investor, against delivery of the Purchase Price. For these purposes, the “Purchase Price” means the Investor’s initial cash purchase price, together with the sum of the initial principal amounts of the Investor Notes.

The Secured Note is secured by the Collateral (as hereinafter defined). The Secured Note carries an original issue discount (“OID”) of $1,000,000. In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the initial principal balance of the Secured Note. The Purchase Price for the Secured Note is $5,000,000, computed as follows: $6,015,000 original principal balance, less the OID, less the Transaction Expense Amount.

The borrowing period is 24 months and the Company shall pay the outstanding balance and all fees on maturity. A monitoring fee equal to 0.833% of the outstanding balance will automatically be added to the outstanding balance on the first day of each month. The debt less the discount will be accreted over the term of the Note using the effective interest method.

Security Agreement

On April 15, 2020, the Company entered into the Security Agreement by the Company, DDL and TCL, in favor of the Investor (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company entered into the Security Agreement and granted the Investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products and accessions thereof.

Employee equity compensation plan

The Company adopted the Nemaura Medical Inc., Omnibus Incentive Plan (the “Plan”) effective May 15, 2020. The Plan authorized 1,000,000 shares of common stock for issuance under the Plan for future grants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2020, at the reasonable assurance level due to a material weakness in our internal control over financial reporting, which is described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). As a result of its assessment, management identified material weaknesses in our internal control over financial reporting. During the year ended March 31, 2020, significant work had been done to address these weaknesses, but this is not yet fully complete and further formal testing is planned for later in 2020. On this basis, management concluded that our internal control over financial reporting was not effective as of March 31, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The summary below details the material weaknesses in internal control over financial reporting are still deemed to be in place as of March 31, 2020 until formal testing concludes that they have been remediated.

· Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. This has resulted in a number of internal control deficiencies. Specifically we have reported on the following points previously and we believe we have made progress in remediating these areas, although the Company still needs to test for operating effectiveness.

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

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to the material weaknesses. During the year ended March 31, 2020, we have continued to engage with a third-party consulting firm to help us to assess our current internal controls over financial reporting to be in line with COSO 2013. They have completed specific gap analysis, suggested improvements in controls, and assisted us in testing our control systems. They have completed specific testing of our IT general controls, purchasing processes, payment processes and month end closing procedures. Their recommendations have led to a number of the actions below, and we will continue to work with them to complete formal testing of the revised procedures. Key actions taken in the year ended March 31, 2020 to continue to remediate the identified material weaknesses are detailed below:

-	Assembled a team from our finance department to be responsible for the preparation of financial statements under U.S. GAAP.

-	We continued to strengthen controls through enhanced use of our accounting system and further strengthening of standard processes and procedures.

-	Required our finance personnel to participate in regular U.S. GAAP training courses.

-	Continued testing of the operating effectiveness of the controls that have been identified and implemented in order to prevent misstatement of the financial statements. In addition, the Company focused on the design and implementation of Key Performance Indicators (KPIs) to measure the quality of the processes in place, and the efficiency of the controls.

-	As the sugarBeat product reaches the commercialization stage, new processes such as inventory management and revenue recognition will come into scope. We intend to take external advice as required to ensure that processes implemented are sufficient to ensure compliance with the Sarbanes-Oxley Act of 2002.

In order to build on the work done in the year ended March 31, 2020, in the year ending March 31, 2021 we intend to take the following actions:

-	Continue working with third party advisors to test items previously identified as weaknesses, in order to be able to conclude that these items have been remediated.

-	As the sugarBeat product reaches the commercialization stage, new processes such as inventory management and revenue recognition will come into scope. We intend to take external advice as required to ensure that processes implemented are sufficient to ensure compliance with the Sarbanes-Oxley Act of 2002.

-	Review and introduce new controls and processes as the Company grows.

-	Strengthen the experience of the finance team including hiring additional qualified personnel such as a CFO with U.S. public company experience.

-	In addition, the Company will focus on the design and implementation of KPIs to measure the quality of the processes in place, and the efficiency of the controls.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names as of the date hereof.

Name	Age	Position	Date of Appointment
Dewan Fazlul Hoque Chowdhury	47	Chief Executive Officer, Interim Chief Financial Officer, President and Director	December 24, 2013
Bashir Timol	45	Director Chief Business Officer	December 24, 2013 April 9, 2018
Thomas Moore	56	Independent Director	August 3, 2017
Dr. Salim Natha	53	Independent Director	July 26, 2017
Timothy Johnson	36	Independent Director	July 17, 2017

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

Dewan Fazlul Hoque Chowdhury. Dr. D.F.H. Chowdhury has been our President, Chief Executive Officer and a member of our board of directors since the incorporation of DDL on January 20, 2009. Dr. D.F.H. Chowdhury is also currently acting as interim Chief Financial Officer. He is in charge of research and development of our core technologies, product development, innovation and commercialization. He also coordinates and oversees legal compliance; development of the company mission; policy and planning. Prior to establishing the Company, Dr. D.F.H. Chowdhury was the founder and CEO of Microneedle Technologies and Nemaura Pharma Limited. Dr. D.F.H. Chowdhury has been responsible for negotiating licensing deals for a transdermal patch to treat Alzheimer’s disease. Additionally, he is involved in commercial negotiations and global strategy development.

Dr. D.F.H. Chowdhury originally trained as a pharmaceutical scientist and has an MSc in Microsystems and Nanotechnology from Cranfield University, and a Doctorate from the University of Oxford on nano-drug delivery. His experience in the Pharmaceutical Industry includes product development; manufacturing; and technical and corporate management.

Bashir Timol. Mr. Timol has served as member of the board of Nemaura Medical since formation in December 2013. He has co-founded, managed and funded several biotech and life science companies, and led the investment consortium that provided capital for the initial two funding rounds for Nemaura Medical. Mr. Timol obtained his Bachelor of Arts degree in Economics from the University of Central Lancashire, UK.

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

Thomas Moore. Mr. Moore was elected as a director in August 2017. He is currently working as a director, tax consultant and co-owner of a tax consultancy and pensions administration business (Obsidian), having built up three decades of experience in accounting and consulting fields at leading accounting firms including Grant Thornton, KPMG and PricewaterhouseCoopers. Throughout the last five years, Mr Moore has held his current role with Obsidian since May 2017 and before that was a Director with Grant Thornton UK PLC. He is a practicing Chartered Tax Adviser and earned his first class Bachelor of Arts in French and Russian from the University of Northumbria, UK. The qualifications Mr. Moore brings to the role include a wealth of experience in matters relating to accounts, financial management and financial regulatory requirements including his current experience as an MLRO in two companies.

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

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The Audit Committee Charter describes the primary functions of the Audit Committee, including the following:

–	Oversee the Company’s accounting and financial reporting processes;

–	Oversee audits of the Company’s consolidated financial statements;

–	Discuss policies with respect to risk assessment and risk management, and discuss the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

–	Review and discuss with management the Company’s audited consolidated financial statements and review with management and the Company’s independent registered public accounting firm the Company’s consolidated financial statements prior to the filing with the SEC of any report containing such consolidated financial statements.

–	Recommend to the board that the Company’s audited consolidated financial statements be included in its annual report on Form 10-K for the last fiscal year;

–	Meet separately, periodically, with management, with the Company’s internal auditors (or other personnel responsible for the internal audit function) and with the Company’s independent registered public accounting firm;

–	Be directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged to prepare or issue an audit report for the Company;

–	Take, or recommend that the board take, appropriate action to oversee and ensure the independence of the Company’s independent registered public accounting firm; and

–	Review major changes to the Company’s auditing and accounting principles and practices as suggested by the Company’s independent registered public accounting firm, internal auditors or management.

Compensation Committee

The Compensation Committee is responsible for, among other matters:

–	reviewing and approving, or recommending to the board of directors to approve the compensation of our CEO and other executive officers and directors reviewing key employee compensation goals, policies, plans and programs;

–	administering incentive and equity-based compensation;

–	reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and

–	appointing and overseeing any compensation consultants or advisors.

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

Delinquent Section 16(a) Reports

To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company during and/or with respect to the fiscal year ended March 31, 2020, the Company is not aware of any delinquent filings required under Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

This table provides disclosure, for fiscal years 2020 and 2019, of the compensation paid to our named executive officers.

Named Executive Officer and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		$	$	$	$
Dr. D.F.H. Chowdhury Chief Executive Officer (Principal Executive Officer) Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)	2020	101,707	—	2,063	103,770
	2019	104,208	—	1,050	105,258

Iain Anderson Chief Financial Officer (Principal Financial Officer)*	2020	—	—	—	—
	2019	52,178	—	737	52,915

* Mr. Anderson resigned effective immediately on February 8, 2019.

Dr. D.F.H. Chowdhury

We entered into an employment agreement with Dr. D.F.H. Chowdhury on November 2, 2013. Dr. D.F.H. Chowdhury’s contract is for an unspecified period. He may leave the Company with notice or the Company may terminate his contract with notice. Termination may be with or without cause. Dr. D.F.H. Chowdhury receives an annual salary of £80,000 pounds sterling or $104,000. Our contract with Dr. D.F.H. Chowdhury does not include any provision for stock options or equity incentives.

Under the executive employment agreement Dr. D.F.H. Chowdhury’s annual salary was adjusted on a pro rata basis to reflect only work that was performed for Nemaura Medical Inc. The disclosure set forth in the table reflects his pro rata compensation from April 1, 2018 through March 31, 2020.

Mr. Anderson

We did not have a written employment contract with our Chief Financial Officer, Iain Anderson. Mr. Anderson had an annual salary of £100,000 (approximately $130,000). These amounts have been prorated for the 2019 fiscal year based on actual time working for the Company. Our contract with Mr. Anderson did not include any provision for stock options or equity incentives. Mr. Anderson resigned from his position as Chief Financial Officer on February 8, 2019 and left the company with immediate effect.

Outstanding Equity Awards for 2020

We have not currently granted any stock-based compensation to employees of the Company.

Potential payments upon termination or change-in-control.

None. Upon termination by us or Dr. D.F.H. Chowdhury, officers shall only be entitled to receive their base salary through the date of termination.

Director Compensation

Each of our independent directors receive annual fees of £5,000 pounds sterling or $6,357 for the year ended March 31, 2020 for their service on our board of directors and committees. We currently have no plan for compensating our executive directors for their services in their capacity as directors. Although we have agreements with each of our independent directors to serve on our board, in which we provide for the grant of options, at this time no such option grants have been made and no equity compensation plan has been approved.

Name	Fees Earned or paid in Cash ($US)	Non-Equity Incentive Plan Compensation ($US)	All other Compensation ($US)	Total ($US)
Timothy Johnson	6,357	—	—	6,357
Dr. Salim Natha	6,357	—	—	6,357
Thomas Moore	6,357	—	—	6,357

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information as of March 31, 2020 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o NEMAURA MEDICAL INC., Advanced Technology Innovation Centre, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom LE11 3QF.

Beneficial Ownership

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Total Voting Power[1]
Dr. D.F.H. Chowdhury	8,753,700	42%
Bashir Timol	2,708,210	13%
Timothy Johnson	—	—
Dr. Salim Natha	400,640	2%
Thomas Moore	—	—
Total Officers and Directors as a Group	11,862,550	57%
Holders of 5% or more of our common stock
Ismail, Sufyan	2,270,525	11%
[1] Based upon 20,850,848 shares of our common stock outstanding at March 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Pharma and NDM are entities controlled by our Chief Executive Officer, President, Chairman of the Board and majority shareholder, Dr. D.F.H. Chowdhury.

Pharma has invoiced our subsidiaries, DDL and TCL for research and development services. In addition, certain operating expenses of DDL and TCL were incurred and paid by Pharma and NDM which have been invoiced to us. Certain costs incurred by Pharma and NDM are directly attributable to DDL and TCL and such costs were billed to us.

Total costs charged to us by Pharma and NDM were $1,726,036 for the year ended March 31, 2020.

The following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2020 and 2019. These amounts are unsecured, interest free, and payable on demand.

	March 31,
	2020 ($)	2019 ($)
Liability due to related parties at beginning of year	964,679	613,818
Amounts invoiced by Pharma to DDL, NM and TCL	1,800,517	2,312,412
Amounts invoiced by DDL to Pharma	(10,963)	(977)
Amounts repaid by DDL to Pharma	(1,897,222)	(1,569,496)
Amounts invoiced by B&W to DDL	—	2,206
Amounts repaid by DDL to B&W	—	(5,622)
Foreign exchange differences	(26,918)	(84,843)
Forgiveness of payable accounted for as equity contribution	—	(302,819)
Liability due to related parties at end of year	830,093	964,679

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended March 31, 2020 and 2019 by Mayer Hoffman  McCann P.C.  and Crowe Horwath LLP.

Fees relating to Mayer Hoffman McCann P.C.

	2020 ($)	2019 ($)
Audit Fees	181,300	98,000
Audit Related Fees	118,850	88,850
Tax Fees	10,000	10,000
Other Fees	—	—
Totals	310,150	196,850

Fees relating to Crowe LLP

	2020 ($)	2019 ($)
Audit Fees	—	40,000
Audit Related Fees	—	107,719
Tax Fees	—	—
Other Fees	55,101	—
Totals	55,101	147,719

Audit fees represent amounts billed for professional services rendered or expected to be rendered for the audit of our annual consolidated financial statements.

Audit-related fees represent professional services rendered or expected to be rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance and this includes preparing our annual tax filings.

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

Our independent auditors, Mayer Hoffman McCann P.C., leases substantially all of its personnel who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation December 24, 2013 (Incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-194857))
3.1(a)	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed June 12, 2018)
3.2	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 12, 2018 )
3.3	Bylaws (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
3.4	Amended and Restated Company By-laws (Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed June 12, 2018)
4.1	Form of Subscription Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
4.2

Common Stock Purchase Warrant by and between Nemaura Medical Inc. and Dr. Dallas John Burston, dated November 26, 2015 (Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2015)

4.3*	Description of Registrant’s Securities
10.1	Employment Agreement dated November 1, 2013 between the Company and Dewan F.H. Chowdhury (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
10.2	Exclusive Rights License Agreement between Dallas Burston Pharma (DBP) Jersey Limited and Dermal Diagnostics Limited, dated March 31, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed July 11, 2014)
10.3	Assignment Agreement between NDM Technologies Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed July 30, 2014)
10.4	Assignment Agreement between Nemaura Pharma Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed July 30, 2014)
10.5+	License, Supply and Distribution Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.6	Form of Common Stock Exchange Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 7, 2017)
10.7+	Joint Collaboration Agreement’, between Dallas Burston Ethitronix (Europe) Limited and Nemaura Medical Inc., dated May 21 , 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2018)
10.8	Nemaura Medical Inc. 2020 Omnibus Incentive Plan (incorporated by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2020)
14.1	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
21.1*	Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
31.1*	Rule 13a-14(a)/15d-14(a) – Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Interim Chief Financial Officer
32.1*	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements

•	*Filed herewith

•	+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 29, 2020 by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

By:	/s/ Dr. D.F.H. Chowdhury
Dr. D.F.H. Chowdhury President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. D.F.H. Chowdhury	President, Chief Executive Officer Interim Chief Financial Officer	June 29, 2020
Dr. D.F.H. Chowdhury	(Principal Executive Officer and Principal Financial Officer)

/s/ Bashir Timol	Director	June 29, 2020
Bashir Timol

/s/ Timothy Johnson	Independent Director	June 29, 2020
Timothy Johnson

/s/ Salim Natha	Independent Director	June 29, 2020
Salim Natha

/s/ Thomas Moore	Independent Director	June 29, 2020
Thomas Moore

