Form 10-Q
period 2020-09-30
Nemaura Medical Inc.
filed 2020-11-13
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

The number of shares of common stock, par value $0.001 per share, outstanding as of November 9, 2020 was 22,908,705.

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
  our estimates regarding the sufficiency of our cash resources and our need for additional funding;
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

NEMAURA MEDICAL INC.

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and March 31, 2020	4
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended September 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months ended September 30, 2020 and 2019 (unaudited) and the Six Months ended September 30, 2020 and 2019 (unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9-15
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-20
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4	CONTROLS AND PROCEDURES	21
PART II: OTHER INFORMATION		22
ITEM 1	LEGAL PROCEEDINGS	22
ITEM 1A	RISK FACTORS	22
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4	MINE SAFETY DISCLOSURES	22
ITEM 5	OTHER INFORMATION	22
ITEM 6	EXHIBITS	22
SIGNATURES		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2020 (Unaudited)	As of March 31, 2020
	($)	($)
ASSETS
Current assets:
Cash	16,948,939	106,107
Prepaid expenses and other receivables	358,404	452,463
Inventory (raw materials)	411,620	286,309
Total current assets	17,718,963	844,879

Other assets:
Property and equipment, net of accumulated depreciation	152,893	162,064
Intangible assets, net of accumulated amortization	237,150	213,080
Total other assets	390,043	375,144
Total assets	18,109,006	1,220,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	155,609	293,608
Liability due to related parties	153,533	830,093
Other liabilities and accrued expenses	47,609	168,966
Notes payable, net of unamortized discount	2,431,913	—
Deferred revenue	96,930	93,022
Total current liabilities	2,885,594	1,385,689

Non-current portion of notes payable, net of unamortized discount	2,785,515	—
Non-current portion of deferred revenue	1,195,470	1,147,278
Total non-current liabilities	3,980,985	1,147,278
Total liabilities	6,866,579	2,532,967

Commitments and contingencies:

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value, 200,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and March 31, 2020	—	—
Common stock, $0.001 par value,
42,000,000 shares authorized and 22,893,705 and 20,850,848
shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	22,894	20,851
Additional paid-in capital	31,838,383	16,589,272
Accumulated deficit	(20,267,348)	(17,586,075)
Accumulated other comprehensive loss	(351,502)	(336,992)
Total stockholders’ equity / (deficit)	11,242,427	(1,312,944)
Total liabilities and stockholders’ equity	18,109,006	1,220,023

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited) (in Dollars, except Share Amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Revenue:	—	—	—	—
Total revenue	—	—	—	—

Operating expenses:
Research and development	456,280	462,517	771,592	1,018,699
General and administrative	771,533	654,523	1,367,253	1,353,532
Total operating expenses	1,227,813	1,117,040	2,138,845	2,372,231

Loss from operations	(1,227,813)	(1,117,040)	(2,138,845)	(2,372,231)

Interest (expense) income	(353,404)	—	(542,428)	3,926
Net loss	(1,581,217)	(1,117,040)	(2,681,273)	(2,368,305)

Other comprehensive loss:
Foreign currency translation adjustment	(19,333)	(7,401)	(14,510)	(23,152)
Comprehensive loss	(1,600,550)	(1,124,441)	(2,695,783)	(2,391,457)

Loss per share:
Basic and diluted	(0.07)	(0.05)	(0.12)	(0.11)
Weighted average number of shares outstanding	22,390,114	20,802,197	21,638,907	20,792,967

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2020 and 2019 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount ($)	Capital ($)	Deficit ($)	Loss ($)	Equity ($)
Balance at June 30, 2020	21,282,133	21,282	20,957,486	(18,686,131)	(332,169)	1,960,468
Issuance of common shares, net of offering costs of $834,280	1,601,572	1,602	10,817,707	—	—	10,819,309
Restricted shares issued as stock-based compensation to consultants and investor relations	10,000	10	63,190	—	—	63,200
Foreign currency translation adjustment	—	—	—	—	(19,333)	(19,333)
Net loss	—	—	—	(1,581,217)	—	(1,581,217)
Balance at September 30, 2020	22,893,705	22,894	31,838,383	(20,267,348)	(351,502)	11,242,427

Balance at June 30, 2019	20,801,680	20,802	16,320,359	(14,677,144)	(355,639)	1,308,378
Restricted shares issued as stock-based compensation to consultants and investor relations	1,250	1	12,375	—	—	12,376
Foreign currency translation adjustment	—	—	—	—	(7,401)	(7,401)
Net loss	—	—	—	(1,117,040)	—	(1,117,040)
Balance at September 30, 2019	20,802,930	20,803	16,332,734	(15,794,184)	(363,040)	196,313

See notes to the unaudited condensed consolidated financial statements.

 NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended September 30, 2020 and 2019 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount ($)	Capital ($)	Deficit ($)	Loss ($)	Equity ($)
Balance at March 31 2020	20,850,848	20,851	16,589,272	(17,586,075)	(336,992)	(1,312,944)
Issuance of common shares, net of offering costs of $957,193	1,994,924	1,995	14,791,484	—	—	14,793,479
Restricted shares issued as stock-based compensation to consultants and investor relations	10,000	10	63,190	—	—	63,200
Exercise of warrants	37,933	38	394,437	—	—	394,475
Foreign currency translation adjustment	—	—	—	—	(14,510)	(14,510)
Net loss	—	—	—	(2,681,273)	—	(2,681,273)
Balance at September 30, 2020	22,893,705	22,894	31,838,383	(20,267,348)	(351,502)	11,242,427

Balance at March 31, 2019	20,765,592	20,766	15,971,905	(13,425,879)	(339,888)	2,226,904
Exercise of warrants	2,500	2	25,998	—	—	26,000
Issuance of common shares, net of offering costs of $9,575	14,338	14	142,903	—	—	142,917
Restricted shares issued as stock-based compensation to consultants and investor relations	20,500	21	191,928	—	—	191,949
Foreign currency translation adjustment	—	—	—	—	(23,152)	(23,152)
Net loss	—	—	—	(2,368,305)	—	(2,368,305)
Balance at September 30, 2019	20,802,930	20,803	16,332,734	(15,794,184)	(363,040)	196,313

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2020 ($)	2019 ($)

Cash Flows From Operating Activities:
Net loss	(2,681,273)	(2,368,305)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,746	28,338
Accretion of debt discount	542,428	—
Stock-based compensation	59,000	277,664
Changes in assets and liabilities:
Prepaid expenses and other receivables	94,059	263,022
Inventory	(125,311)	(170,371)
Accounts payable	(137,999)	59,010
Liability due to related parties	(676,560)	100,533
Other liabilities and accrued expenses	(121,357)	(52,608)
Net cash used in operating activities	(3,006,267)	(1,862,717)

Cash Flows from Investing Activities:
Capitalized patent costs	(27,600)	(28,310)
Purchase of property and equipment	(14,032)	(133,716)
Net cash used in investing activities	(41,632)	(162,026)

Cash Flows from Financing Activities:
Costs incurred in relation to equity financing	(957,193)	(9,575)
Commission paid on note payable	(325,000)	—
Proceeds from issuance of notes	5,000,000	—
Proceeds from issuance of common stock in relation to equity financing	15,750,672	152,492
Proceeds from warrant exercise	394,475	26,000
Repayments of note payable	(82,555)	—
Net cash provided by financing activities	19,780,399	168,917

Net increase (decrease) in cash	16,732,500	(1,855,826)
Effect of exchange rate changes on cash	110,332	(113,723)
Cash at beginning of period	106,107	3,740,664
Cash at end of period	16,948,939	1,771,115

Supplemental disclosure of non-cash financing activities:
Prepayment of equity compensation	—	85,715

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Nemaura Medical Inc. (“Nemaura” or the “Company”), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system (“CGM”), named sugarBEAT™.. The sugarBEAT™. device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes and may also be used to screen pre-diabetic patients. The sugarBEAT™. device extracts analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and interpreted using a unique algorithm.

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

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development and commercialization of diagnostic medical devices. The Company’s initial focus has been on the development of the sugarBEAT™.device, which consists of a disposable patch containing a sensor, and a non-disposable miniature wireless transmitter with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels. All of the Company’s operations and assets are located in England.

The following diagram illustrates Nemaura’s corporate structure as of September 30, 2020:

Nemaura Medical Inc.
(Nevada corporation)
Region Green Limited
(British Virgin Islands corporation)
Dermal Diagnostics (Holdings) Limited
(England and Wales corporation)
Dermal Diagnostics Limited
(England and Wales corporation)
Trial Clinic Limited
(England and Wales corporation)

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $20,267,348 as of September 30, 2020. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”). The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs, these losses are expected to be reduced over time. Management has entered into licensing agreements with unrelated third parties relating to the United Kingdom, Europe, Qatar and all countries in the Gulf Cooperation Council.

Management has evaluated the expected expenses to be incurred along with its available cash and has determined that the Company has the ability to continue as a going concern for at least one year subsequent to the date of issuance of these unaudited condensed consolidated financial statements. The Company has an $8 million unsecured senior credit facility made available from certain major stockholders on August 1, 2019. The credit facility is non-dilutive carrying 8% interest with quarterly interest payments only and the principal being due on maturity in 5 years. No draw down has been made to date.

On April 15, 2020, the Company entered into a note purchase agreement resulting in cash proceeds of $4,675,000; as set out in Note 6. The Company has $16,948,939 cash at September 30, 2020. The Company believes the cash position as of September 30, 2020, plus the credit facility made available from certain major stockholders, is adequate for our current level of operations through at least November 2021, and for the achievement of certain of our product development milestones. Our plan is to utilize the cash, plus loan draw down if required, to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT™.device and patches now that CE mark approval has been received.

NOTE 2 – BASIS OF PRESENTATION

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months and six months ended September 30, 2020 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s subsidiaries. References to “we”, “us”, “our”, or the “Company” refer to Nemaura Medical Inc. and its consolidated subsidiaries. The condensed consolidated financial statements are prepared in accordance with U.S. GAAP, and all significant intercompany balances and transactions have been eliminated in consolidation.

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the U.S. Dollar (“USD”).

(b)	Changes to significant accounting policies

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases, as of April 1, 2020 and the impact of adoption of this ASU on the Company’s consolidated financial statements is not significant. There have been no other material changes to our significant accounting policies from those detailed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, as filed with the SEC.

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

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party (the “Licensee”), that granted to the Licensee the exclusive right to market and promote the sugarBEAT™.device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.292 million and $1.240 million as of September 30, 2020 and March 31, 2020, respectively), which is wholly non-refundable, upon signing the agreement.

The Company is in ongoing dialogue with the Licensee about the timing of its plans with respect to its product launch. The current expectation is for this to occur in the third quarter ending December 31, 2020. The upfront fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement. Consequently, approximately $97,000 and $93,000 of the deferred revenue has been classified as a current liability as of September 30, 2020 and March 31, 2020, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (“Pharma”), NDM Technologies Limited (“NDM”) and Black and White Health Care Limited (“B&W”) are entities controlled by the Company’s Chief Executive Officer, President, director and majority stockholder, Dewan F.H. Chowdhury.

These condensed consolidated financial statements are intended to reflect all costs associated with the operations of DDL and TCL. Pharma has a service agreement with DDL to undertake development, manufacture and regulatory approvals under Pharma’s ISO13485 accreditation. In lieu of these services, Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred.

The table below provides a summary of activity between the Company and Pharma and NDM for the six months ended September 30, 2020 and 2019, and the year ended March 31, 2020. These amounts are unsecured, interest free, and payable on demand.

	Six Months Ended September 30, 2020 (unaudited) ($)	Six Months Ended September 30, 2019 (unaudited) ($)	Year Ended March 31, 2020 ($)
Liability due to related parties at beginning of period	830,093	964,679	964,679
Amounts invoiced by Pharma to DDL, NM and TCL (1)	698,300	966,425	1,800,517
Amounts invoiced by DDL to Pharma	(7,060)	(814)	(10,963)
Amounts paid by DDL to Pharma	(1,388,874)	(867,013)	(1,897,222)
Foreign exchange differences	21,074	(56,743)	(26,918)
Liability due to related parties at end of period	153,533	1,006,534	830,093

(1)	These amounts are included primarily in research and development expenses charged to the Company by Pharma.

The Company has an $8 million unsecured senior credit facility made available from certain majority stockholders as of August 1, 2019. No draw down has been made against this facility to date.

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

NOTE 5 – STOCKHOLDERS’ EQUITY

Reverse stock split

The Company was notified by The NASDAQ Stock Market (“NASDAQ”) on July 15, 2019 that the Company no longer met the requirements of NASDAQ Rule 5550(a)(2) requiring listed securities to maintain a minimum closing bid price of $1.00 per share. Thereafter, the Company effected:

(i)	A reverse split of the Company’s issued and outstanding common stock on a one (1) for ten (10) basis; and

(ii)	A decrease in the Company’s authorized number of shares of common stock on the same basis from 420,000,000 shares of common stock to 42,000,000 shares of common stock.

The reverse stock split and decrease in authorized common stock were effective on December 5, 2019. On December 19, 2019, the Company received confirmation from NASDAQ that the Company had regained compliance with NASDAQ’s minimum bid price rule and the matter is now resolved. Amounts are retroactively restated for all periods presented.

Other equity transactions

On October 19, 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Offering”), up to $20,000,000 in shares of its common stock. During the six month period ended September 30, 2020, a total of 408,718 shares were issued under the Distribution Agreement, generating gross proceeds of $4,250,676 with associated costs of $127,520.

On August 8, 2020, pursuant to the terms of the Distribution Agreement, as amended, between the Company and Maxim, the Company provided notice of termination of the Distribution Agreement, as amended, to Maxim. Accordingly, the Distribution Agreement, as amended, terminated on August 18, 2020.

On July 28, 2020, the Company entered into a placement agency agreement with Kingswood Capital Markets, a division of Benchmark Investments, Inc. (“Kingswood” or the “Placement Agent”), with respect to the issuance and sale of an aggregate of 1,586,206 shares of the Company’s common stock, and warrants to purchase up to 793,103 shares of common stock. Each share of common stock and accompanying one-half of a warrant were sold for a combined purchase price of $7.25, for a total deal size of approximately $11.5 million, not including any future proceeds from the exercise of the warrants and before deducting the Placement Agent fees and offering expenses. Each whole warrant is immediately exercisable at a price of $8.00 per share, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. The shares of common stock were offered together with the warrants, but the securities were issued separately and are separately transferable.

The closing of the offering took place on July 30, 2020 and the net proceeds from the sale of the common stock and warrants were approximately $10.7 million after deducting the Placement Agent commission and other expenses incurred by the Company as a result of the offering.

During the six month period ended September 30, 2020, 37,933 warrants were exercised, generating $394,475 in additional funds; no warrants were exercised in the three month period ended September 30, 2020. During the six month period ended September 30, 2019, 2,500 warrants were exercised generating funds of $26,000, all of which were exercised during the three month period ended September 30, 2019.

At September 30, 2020, there were 940,740 warrants outstanding.

Effective December 18, 2018, the Company issued a unit purchase option to the Placement Agent to purchase 9,710 shares and 9,710 warrants. The Company has classified this option as equity. The unit purchase option has a term of three years and an exercise price of $13.00.

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Net loss attributable to common stockholders ($)	(1,581,217)	(1,117,040)	(2,681,273)	(2,368,305)
Weighted average basic and diluted shares outstanding	22,390,114	20,802,197	21,638,907	20,792,967
Basic and diluted loss per share ($):	(0.07)	(0.05)	(0.12)	(0.11)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted loss per share calculation.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. For the three and six month periods ended September 30, 2020 and 2019, warrants to purchase one million shares of common stock were anti-dilutive and were excluded from the calculation of diluted loss per share. For the three and six month periods ended September 30, 2020, warrants to purchase 147,637 and 940,740 shares of common stock, respectively, and a unit purchase option to purchase 9,710 shares of common stock were considered anti-dilutive and were also excluded from the calculation of diluted loss per share. For the three and six month periods ended September 30, 2019, the equivalent number of warrants excluded from this calculation was 185,570 and the unit purchase option was 9,710.

NOTE 6 – NOTES PAYABLE

On April 15, 2020, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Chicago Venture Partners, L.P. (the “Investor”).

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

The Secured Note is secured by all patents and related rights and items as defined in the related security agreement within the Secured Note. The Secured Note carries an original issue discount (“OID”) of $1,000,000. In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the initial principal balance of the Secured Note. The Purchase Price for the Secured Note is $5,000,000, computed as follows: $6,015,000 original principal balance, less the OID, less the commission expense of $325,000, resulting in cash proceeds of $4,675,000. The debt less the discount will be accreted over the 24-month term of the Secured Note using the effective interest method. The effective interest rate is 34.3%. A monitoring fee equal to 0.833% of the outstanding balance will automatically be added to the outstanding balance on the first day of each month. Accretion for the three and six month periods ended September 30, 2020 was $188,579 and $542,428, respectively.

NOTE 7 – OTHER ITEMS

(a) COVID-19 Pandemic

The outbreak of COVID-19 originating in Wuhan, China, in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the global outbreak of COVID-19 and are working with our customers, employees, suppliers and other stakeholders to mitigate the risks posed by its spread, COVID-19 is not expected to have any long-term detrimental effect on the Company’s success. While key suppliers have not been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak. We have also seen a surge in the uptake of technologies for remote and patient self-monitoring, which therefore potentially enhances the prospects for the likes of the Company and its CGM product and planned digital healthcare offering.

(b) Management consultancy agreements

During the six month period ended September 30, 2020, $59,000 in stock-based compensation was shown as expense in relation to a management consulting company as a result of a release of prepaid expenses. This stock-based compensation was issued in the three month period ended September 30, 2020.

Total stock-based compensation recognized during the three and six month periods ended September 30, 2019 was $115,410 and $277,644, respectively.

(c) Subsequent events

None noted for disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a medical technology company developing sugarBEAT™., a non-invasive, affordable and flexible continuous glucose monitoring system for adjunctive use by persons with diabetes. sugarBEAT™.consists of a disposable adhesive skin-patch connected to a rechargeable wireless transmitter that displays glucose readings at regular five minute intervals via a mobile app. sugarBEAT™. works by extracting glucose from the skin into a chamber in the patch that is in direct contact with an electrode-based sensor. The transmitter sends the raw data to a mobile app where it is processed by an algorithm and displayed as a glucose reading, with the ability to track and trend the data over days, weeks and months. While sugarBEAT™.requires once per day calibration by the patient using a blood sample obtained by a finger stick, we believe sugarBEAT™.will be adopted by non-insulin dependent persons with diabetes alongside insulin-injecting persons with diabetes who all perform multiple daily finger sticks to manage their disease.

CE approval was granted by the European Notified Body BSI in May 2019, allowing the product to be made available for commercial sale. The Company commenced a phase 1 launch whereby devices were made available to limited cohorts of users to gauge their feedback so that any fine-tuning could be completed prior to a mass market launch. A mass-market launch is due to commence in the UK in the coming months via its UK licensee DB Ethitronix, whereby sugarBEAT™.will be available via a number of subscription models that are yet to be determined. In July 2020, Nemaura filed a PMA application with the FDA to use sugarBEAT™. as an adjunct to finger prick testing for blood glucose trending. In addition it has been pursuing the possibility of launching sugarBEAT™.under the FDA Wellness guidance which would preclude it from an FDA assessment and allow the product to be launched in the U.S. for Wellness use, to provide prompts and educate users on factors affecting their blood sugar profiles. Further to discussions with the FDA Nemaura established that sugarBEAT™.can be classified under the Wellness guidance when it is used according to the FDA Wellness guidance notes. Nemaura plans to launch this in the U.S. under the brand proBEAT™. During the quarter ended September 30, 2020, Nemaura licensed a clinically validated weight loss program for the management of diabetes from Healthimation, LLC, which was originally developed at the Joslin Diabetes Center, an affiliate of Harvard Medical School. This program, together with proBEAT™. is planned for launch in the U.S. in December 2020, aimed at the management or reversal of Type 2 diabetes.

We believe there are additional applications for sugarBEAT™.and the underlying BEAT technology platform, which may include:

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

The Company has experienced recurring losses and negative cash flows from operations. At September 30, 2020, the Company had cash balances of $16,948,939, working capital of $14,833,369, total stockholders' equity of $11,242,427 and an accumulated deficit of $20,267,348. To date, the Company has in large part relied on equity financing to fund its operations. Additional funding has come from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

•	obtaining further regulatory approval for the sugarBEAT™.device in other countries such as the U.S.;
•	pursuing capital raising opportunities;
•	exploring licensing opportunities; and
•	developing the sugarBEAT™.device for commercialization for other applications.

COVID-19 Pandemic

The outbreak of COVID-19 originating in Wuhan, China, in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the global outbreak of COVID-19 and are working with our customers, employees, suppliers and other stakeholders to mitigate the risks posed by its spread, COVID-19 is not expected to have any long-term detrimental effect on the Company’s success. While key suppliers have not been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak. We have also seen a surge in the uptake of technologies for remote and patient self-monitoring, which therefore potentially enhances the prospects for the likes of the Company and its CGM product and planned digital healthcare offering.

Results of Operations

Comparative Results for the Six Months Ended September 30, 2020 and 2019

Revenue

There was no revenue recognized in the six months ended September 30, 2020 and 2019. In 2014, we received an upfront non-refundable cash payment of GBP 1 million (approximately $1.292 million and $1.240 million as of September 30, 2020 and March 31, 2020, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT™.device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until sales are due to commence, and we expect to record the revenue as income over an approximately 10-year term from the date sales commence. Although the revenue is deferred at September 30, 2020, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with successfully obtaining the CE mark approval.

Research and Development Expenses

Research and development expenses were $771,592 and $1,018,699 for the six months ended September 30, 2020 and 2019, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT™. device. The decrease of $247,107 is due to a decrease in these costs as the sugarBEAT™.product is nearing commercial launch.

General and Administrative Expenses

General and administrative expenses were $1,367,253 and $1,353,532 for the six months ended September 30, 2020 and 2019, respectively. These consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance and wages. We expect general and administrative expenses to remain at similar levels going forward, as we anticipate that most of these costs will need to be incurred for the day to day running of the Company.

Other Comprehensive Loss

For the six months ended September 30, 2020 and 2019, other comprehensive loss was $14,510 and $23,152, respectively, arising from foreign currency translation adjustments.

Comparative Results for the Three Months Ended September 30, 2020 and 2019

Revenue

As noted above, the business is currently pre-revenue. As such, no revenue was recognized in the three months ended September 30, 2020 and 2019.

Research and Development Expenses

Research and development expenses were $456,280 and $462,517 for the three month periods ended September 30, 2020 and 2019, respectively. This continues to be largely composed of expenditure on wages and sub-contractor activities incurred in finalizing the product design for the sugarBEAT™.device in order to enable scaling of the production ability.

General and Administrative Expenses

General and administrative expenses were $771,533 and $654,523 for the three month periods ended September 30, 2020 and 2019, respectively. Given the nature of the Company’s activities has remained unchanged, the cost drivers in this area have also remained consistent and are largely representative of fees for legal, professional, consultancy, audit services, investor relations, insurance and wages. We expect general and administrative expenses to remain at similar levels going forward, as we anticipate that most of these costs will need to be incurred for the day to day running of the Company.

Other Comprehensive Loss

For the three months ended September 30, 2020 and 2019, other comprehensive loss was $19,333 and $7,401, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $20,267,348 through September 30, 2020. We have historically financed our operations through the issuances of equity and contributions of services from related entities.

At September 30, 2020, the Company had net working capital of $14,833,369 which included cash balances of $16,948,939. The Company reported a net loss for the three and six month periods ended September 30, 2020 of $1,581,217 and $2,681,273, respectively.

We have completed clinical studies required for FDA submission and in July 2020, we submitted an application to the FDA for approval of the device. Therefore we expect that research and development costs for glucose monitoring will be reduced. The Company had an $8 million unsecured senior credit facility made available from certain major stockholders on August 1, 2019. No draw down has been made to date.

On April 15, 2020, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with Chicago Venture Partners, L.P. (the “Investor”).

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

The Secured Note is secured by all patents and related rights and items as defined in the related security agreement within the Secured Note. The Secured Note carries an original issue discount (“OID”) of $1,000,000. In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”), all of which amount is included in the initial principal balance of the Secured Note. The Purchase Price for the Secured Note is $5,000,000, computed as follows: $6,015,000 original principal balance, less the OID, less the Transaction Expense Amount.

The borrowing period is 24 months, and the Company shall pay the outstanding balance and all fees on maturity. A monitoring fee equal to 0.833% of the outstanding balance will automatically be added to the outstanding balance on the first day of each month. The debt less the discount will be accreted over the term of the Secured Note using the effective interest method.

We believe the cash position as of September 30, 2020 plus the credit facility made available from certain major stockholders, is adequate for our current level of operations through at least November 2021, and for the achievement of certain of our product development milestones. We believe that our cash on hand will be sufficient to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT™.device and patches now that CE mark approval has been received.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2020 was $3,006,267, with the key drivers being: net loss of $2,681,273 which includes a non-cash amount of $542,428 in relation to the accretion of debt discount, non-cash stock-based compensation of $59,000, a decrease in prepaid expenses of $94,059, an increase in inventory of $125,311, a decrease in accruals of $121,357, a decrease in liability due to related parties of $676,560 and a decrease in accounts payable of $137,999.

Net cash used in operating activities for the six months ended September 30, 2019 was $1,862,717, with the key drivers being: net loss of $2,368,305, non-cash stock-based compensation of $277,664, a decrease in prepaid expenses of $263,022, an increase of inventory of $170,371, an decrease in accruals of $52,608, an increase in liability due to related parties of $100,533, and an increase in accounts payable of $59,010.

Net cash used in investing activities was $41,632 for the six months ended September 30, 2020, which reflected patent filing costs of $27,600 and the purchase of property and equipment of $14,032.

Net cash used in investing activities was $162,026 for the six months ended September 30, 2019, which reflected patent filing costs of $28,310 and the purchase of property and equipment of $133,716.

Net cash provided by financing activities for the six months ended September 30, 2020 was $19,780,399. Shares issued during the period delivered proceeds of $15,750,672 via a combination of the ATM facility and the placement facilitated by Kingswood, with costs directly associated with these activities totalling $957,193. $394,475 was also raised in relation to the exercise of 37,933 warrants and proceeds were also received from the issuance of notes totalling $5,000,000 less commission expense of $325,000.

Net cash provided by financing activities for the six months ended September 30, 2019 was $168,917. The ATM facility delivered proceeds of $152,492. In addition, $26,000 was raised in relation to the exercise of 25,000 warrants. The Company also incurred direct costs of $9,575 related to the ATM financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We believe our critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. During the six months ended September 30, 2020, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our foreign currency exposure gives rise to market risk associated with exchange rate movements against the U.S. dollar, our reporting currency. Currently, most of our expenses and cash are denominated in Great Britain Pounds Sterling (“GBP”), with the remaining portion denominated in U.S. dollars. Fluctuations in exchange rates, primarily the U.S. dollar against the GBP, will affect our financial position. At September 30, 2020, the Company held approximately $2.925 million in GBP-denominated bank accounts. Based on this balance, a 1% depreciation of the GBP against the U.S. dollar would cause an approximate $29,250 reduction in cash account balances.

We have not utilized any hedging instruments in order to mitigate the foreign currency risk.

Inflation

Historically, with UK inflation rates having been low in recent years, inflation has not had a significant effect on our business in the UK, the location of the substantial part of our activities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2020, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective due to a material weakness in the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In connection with the evaluation during the quarter ended September 30, 2020, as required by Rule 15d-15 promulgated under the Exchange Act, the Chief Executive Officer and Chief Financial Officer identified certain changes, as identified in this paragraph, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. On September 15, 2020, the Company’s Board of Directors appointed Justin Mclarney to serve as the Company’s Chief Financial Officer. Mr. Mclarney has significant experience building and maintaining accounting and business functions compliant with the Sarbanes-Oxley Act of 2002, as amended. Prior to Mr. Mclarney’s appointment, Mr. Chowdhury, the Company’s Chief Executive Officer, President and member of the Company’s Board of Directors, also served as interim Chief Financial Officer. Following Mr. Mclarney’s appointment, Mr. Chowdhury continues to serve as the Company’s Chief Executive Officer, President and director. In addition, the Company hired Mazars, LLP, to provide third party internal audit support to facilitate the creation and maintenance of an internal control environment to remediate the material weakness identified.

As a result of the onboarding of a permanent Chief Financial Officer, in combination with the on-going work that the Company has been undertaking with the guidance of Mazars, LLP, we believe that our internal control over financial reporting has improved significantly during the quarter ended September 30, 2020. However, the changes and improvement made were not sufficiently embedded during the quarter ended September 30, 2020, to enable the Company to conclude that the material weakness noted above had been fully remediated.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are filed as part of this report.

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

Date: November 13, 2020	By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Justin J. Mclarney
Justin J. Mclarney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

