Form 10-K
period 2021-03-31
Nemaura Medical Inc.
filed 2021-06-29
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—————

FORM 10-K

——————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is approximately $39.1 million.

The number of shares outstanding of the registrant's common stock as of June 29, 2021, was 23,308,049.

Documents Incorporated by Reference:

None

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

PART I

ITEM 1. BUSINESS.

Business Overview

We are a medical technology company that has developed sugarBEAT®, a non-invasive, flexible, continuous glucose monitoring system, for adjunctive use by persons with diabetes, and any person wishing to determine factors influencing their blood glucose profiles. SugarBEAT® consists of a disposable adhesive skin-patch containing a sensor, which is connected to a rechargeable wireless transmitter. The sensor takes a measurement of the glucose reading every 5 minutes and sends the data by low energy blue tooth to a smart device such as mobile phone (both android and iOS). An app on the smart device uses a proprietary algorithm to display true glucose values, after the data is calibrated using a minimum of one finger stick calibration. SugarBEAT® works by extracting glucose from the skin into a chamber in the patch that is in direct contact with an electrode-based sensor. The data is recorded on the app and can be viewed in real time as well as storing all historic data for later evaluation as desired. We believe sugarBEAT® may be adopted by any person with diabetes, whether Type 1 or Type 2 and also by any persons wishing to determine factors affecting their blood glucose profiles, and therefore their state of metabolic health in terms of insulin resistance.

We announced on May 29, 2019, that we had been awarded CE approval to allow sugarBEAT® to be legally sold in the European Union. CE approval is disclosed by the use of the CE mark, a manufacturers' declaration that the product meets the requirements of the applicable European laws. The European clinical trial program for sugarBEAT® evaluated 525 patient days across 75 Type 1 and Type 2 diabetic patients and was completed in December 2017. CE approval is the process to achieve a mandatory conformity marking for the sugarBEAT® device to allow it to be legally sold in the European Union. It is a manufacturers' declaration that the product meets the requirements of the applicable European laws. We also submitted a PMA (Premarket Approval) application to the US Food and Drug Administration (the “FDA”) with the same label claim as achieved for CE approval, an adjunct device for glucose trending for persons with diabetes. The PMA is currently under review.

We believe there are additional applications for sugarBEAT® and the underlying BEAT technology platform, which may include:

–	a web-server accessible by physicians and diabetes professionals to track the condition remotely, thereby reducing healthcare costs and managing the condition more effectively;

–	a complete virtual doctor or coach that monitors a diabetic person's glucose fluctuations and provides appropriate and timely advice; and

–	other patches using the BEAT technology platform to measure alternative analytes, including lactate, uric acid, alcohol, lithium, and drugs. This would be a step-change in the monitoring of conditions, particularly in the hospital setting. Lactate monitoring is currently used to determine the relative fitness of professional athletes and we completed preliminary studies demonstrating the application of the BEAT technology for continuous lactate monitoring.

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices, and data-driven digital platforms, that improve disease monitoring, management and overall patient care. Specifically, we intend to focus on the monitoring of molecules that can be drawn out through the skin non-invasively using our technology platform. In addition to glucose, such molecules may include lactic acid monitoring and the monitoring of prescription drugs and blood biomarkers that may help in the diagnosis, prevention, or management of diseases, such as diabetes. We plan to take the following steps to implement our broad business strategy. Our key commercial strategies post-approval will first be implemented in Europe and then in parts of the Middle East and Asia, and then the U.S., as follows:

-	Commercialize sugarBEAT® in the United Kingdom and Republic of Ireland with Dallas Burston Ethitronix Limited, with whom we have an exclusive marketing rights agreement for these two countries. We have also signed a full commercial agreement with Dallas Burston Ethitronix (Europe) Limited in May 2018 for all other European territories as part of an equal joint venture agreement. The joint venture intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, to leverage their network, infrastructure and resources.

-	Establish licensing or joint venture agreements with other parties to market sugarBEAT® in other geographies. We are in detailed discussions and negotiations with several other parties worldwide for licensing or joint venture agreements for the sale of the sugarBEAT® device and have signed commercial agreements with TP MENA for the Gulf Cooperation Council, and Al-Danah Medical for Qatar.
-	Seek FDA PMA approval of sugarBEAT®. The PMA application is currently in review by the FDA.
-	Expand the indications for which the sugarBEAT® device may be used. We believe that the sugarBEAT® device may offer significant benefits as compared to those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics, and the monitoring of drugs. We have completed initial proof of concept for lactate monitoring and now plan to explore the route to commercialization for well-being applications in athletic performance training, and plan to undertake further clinical programs to support clinical use of the device for lactate monitoring.
-	Expand our product pipeline through our proprietary platform technologies, acquisitions and strategic licensing arrangements. We intend to leverage our proprietary platform technologies to grow our portfolio of product candidates for the diagnosis of diabetes and other diseases. This includes digital platforms driven by data gathered by our sensors within the medical and wellbeing markets, such as for metabolic health monitoring. In addition, we intend to license our product and acquire products and technologies that are consistent with our research and development and business focus and strategies. This may include drug delivery products for the improved management of diabetes, for example improved insulin injector systems, and/or combination drug products for diabetes related drugs.

Product Development

Management has extensive experience in regulatory and clinical development of diagnostic medical devices. We intend to take advantage of this experience in the field of diagnostic medical devices in an attempt to increase the probability of product approval. The overall regulatory process for diagnostic medical devices for diabetes is currently similar to those governing other diagnostic devices. The timelines are shorter than, for example, when new drugs or completely invasive diagnostic devices are trialed in clinics. We have successfully tested and evaluated the device for its clinical output, in this case the accuracy and safety with which it can trend blood glucose levels, based on which CE approval was granted by the Notified Body BSI. A PMA (pre-market approval) application was also submitted to the FDA and is currently under review. We continue to seek collaborations with future licensees and marketing partners to achieve our commercial growth milestones.

The table below provides our current estimate of our timeline:

Product Development and Commercialization Timelines

Milestone	Target Start Date	Current Status
Completion of clinical studies in Type 1 and Type 2 diabetic subjects to define final device claims and for submission for CE Mark approval with final device claims.	July 2017	Completed
CE Mark for body worn transmitter device	August 2018	Completed
U.S. FDA PMA Submission	June 2020	Submission Completed, FDA review ongoing
Commercial launch in the UK, followed by major territories in Europe	July - September 2020	Staggered launch in progress
Commercial launch of proBEAT™ in the U.S.	October - December 2020	In progress

Scale up of commercial sensor / patch manufacturing.

Scale up means we have started looking at larger scales sufficient for product launch in the UK and relates to the manufacturing process for sensors.

	December 2020	In progress
Scale up of device (transmitter) manufacturing	December 2020	In progress

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

Despite active research, Type 1 diabetes has no cure, although it can be managed. With proper treatment, people who have Type 1 diabetes can expect to live longer, healthier lives than they did in the past. Type 1 diabetes includes autoimmune Type 1 diabetes (Type 1a) which is characterized by having positive autoantibodies, as well as idiopathic Type 1 diabetes (Type 1b) where autoantibodies are negative, and c-peptide is low. Patients with Type 1 diabetes (insulin dependent) require long term treatment with exogenous insulin and these patients perform self-monitoring of blood glucose (SMBG) to calculate the appropriate dose of insulin. SMBG is done by using blood samples obtained by finger sticks but frequent SMBG does not detect all the significant deviations in blood glucose, specifically in patients who have rapidly fluctuating glucose levels.

Type 2 diabetes, once known as adult-onset or non-insulin-dependent diabetes, is a chronic condition that affects the way your body metabolizes sugar (glucose), your body's main source of fuel. With Type 2 diabetes, your body either resists the effects of insulin, a hormone that regulates the movement of sugar into your cells or doesn't produce enough insulin to maintain a normal glucose level. Untreated, Type 2 diabetes can be life-threatening.

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

We do not believe it is possible to estimate the number of diabetes patients that undergo finger pricks or other types of invasive glucose monitoring. However, we are unaware of any product currently on the market that may allow for non-invasive continuous glucose monitoring. We believe the sugarBEAT® device may be readily adopted by the medical community for the assessment of a patient continuously.

We believe our non-invasive sugarBEAT® device possesses many significant advantages and may represent an ideal device for the detection of discordances in an individual's blood sugar levels. We believe the CE approved sugarBEAT® device may represent a best-in-class non-invasive continuous glucose monitoring device to reach those afflicted with diabetes. While we cannot estimate the market share that our sugarBEAT® device may capture, we believe that the sugarBEAT® device will capture a significant share of the non-invasive continuous glucose monitoring market, in-particular the market that has been established by the Abbott Freestyle Libre device for glucose trending, as well as be adopted by non-insulin dependent diabetics who have not historically used continuous glucose monitoring devices due to their invasiveness.

Commercialization Plan

Throughout the current fiscal year we have continued to work with our UK Licensee (Dallas Burston Ethitronix Limited) in order to provide support to the development of their go-to-market strategy which incorporates the utilization of our sugarBEAT® device into their own branded product offering. While COVID-19 did result in some short delays to the user assessment program that they initiated, the overall feedback was positive. As a consequence of the short delays experienced through this process, the anticipated timetable for purchase orders to be placed by our UK Licensee was extended out, with the first order not being placed until after the end of the current fiscal year i.e. it was received in April 2021. Our focus now is to continue to support and optimize our UK Licensee’s launch program.

In July 2020 we submitted a PMA application to the FDA for the sugarBEAT® device for glucose profiling as an adjunct to a finger-stick measurement, following which we initiated plans to develop our go-to-market capabilities in the US market, which included appointing an experienced commercial lead to head up the development of the commercial operations team with an expectation that our business development program will continue to build and accelerate through 2021 and 2022. As previously noted, we will continue to seek to partner with organizations that may facilitate the further development and distribution of our products at all stages of this process.

In addition to this, we continue to explore commercialization opportunities in other key geographic markets, which includes engaging with the German regulatory authority (GBA) to establish how best to proceed with achieving reimbursement for sugarBEAT® in Germany.

 Competitive Landscape

There are currently no other competing devices on the market that offer continuous glucose monitoring and profiling, non-invasively, with a single day sensor wear. This positions us uniquely in a market where we can target persons with diabetes as well as those that are pre-diabetic, additionally we believe that this can also be used to improve outcomes in weight management and wellbeing markets. It is however acknowledged that there are companies such as Dexcom and Abbott currently offering Continuous Glucose Monitoring (CGM) sensors with 10 and 14 continuous day wear, respectively. These companies could be deemed future competitors where they to:

–	develop and market products that are less expensive or more effective than our current and/or future products;
–	operate larger research and development programs or have substantially greater financial resources than we do;
–	initiate or withstand substantial price competition more successfully than we can;
–	have greater success in recruiting skilled technical and scientific workers from the limited pool of available talent;
–	more effectively negotiate third-party licenses and strategic relationships; and
–	take advantage of acquisition or other opportunities more readily than we can.

We may compete for market share against these companies and potential new incumbents in this general field. These potential competitors, either alone or together with their partners, may develop new products that will compete with ours, and these competitors may, and in certain cases do, operate larger research and development programs, or have substantially greater financial resources than we do.

As noted, while it is difficult to analyze our major competitors since currently there are no non-invasive diagnostic medical devices to continuously monitor blood glucose levels, we anticipate that specific companies may compete with us in the future.

Regulatory Requirements

Our device has undergone the applicable electrical safety testing and biocompatibility has been demonstrated against the relevant European Directives, Regulations and Standards. If and when new materials are introduced, they will undergo a biocompatibility risk assessment, and further testing where necessary. Batches of the device and patches were manufactured for human clinical studies that took place between November 2014 and December 2015. This was a functional watch device with a wire connection to a skin adhered sensor and electrode. Subsequent to studies conducted in India the device received a CE mark approval in February 2016. The device has since been upgraded to reduce it in size, include an enhanced sensor system and allow wireless communication from a body worn transmitter. This miniaturized wireless device achieved CE approval in May 2019, and a PMA was submitted to the U.S. FDA in July 2020 and is currently in review. An application for CE mark approval requires the Company to have an ISO13485 Quality Management System, covering the design, development and manufacture of a medical device. Nemaura Medical does not have this accreditation, and instead under the terms of a service contract dated April 4, 2018, with Nemaura Pharma Limited (“Pharma”), Nemaura Medical has outsourced the CE approval registration process to Pharma. Pharma, a related company, is controlled by our Chief Executive Officer, President, Chairman of the Board and majority shareholder, Dr D.F.H. Chowdhury. Under the terms of the service contract Pharma has undertaken all required activities to register the product for CE approval under a fee for service arrangement, while Nemaura Medical will retain full title and beneficial ownership of the CE mark, and all related intellectual property without any further payments or royalties becoming due other than the fee for service.

Intellectual Property

We believe that clear and extensive intellectual property relating to our technologies is central to long-term success and we intend to invest accordingly. This applies to both domestic and international patent coverage, and trade secrets, and trademarks.

The sugarBEAT® technology is protected by our portfolio of intellectual property comprised of issued and pending patents and trade secrets covering a range of claims, including the methods and apparatus for measuring glucose extracted from human skin in a non-invasive manner, devices for extracting glucose from the skin is a stable manner, devices for reducing background noise signals, algorithm for converting raw data in to glucose values to calibrate the device, and the formulation and process for preparation of the enzyme solution used in the sensor.

On May 8, 2014, NDM Technologies Limited, a related company, assigned the UK patent application 1208950.4 and International (PCT) patent application PCT/GB2013/051322 entitled "Cumulative Measurement of an Analyte" to Dermal Diagnostics Limited (“DDL”) for a nominal consideration.

Two further patents were filed in 2018 relating to the sensor and device application, which are expected to provide further strength to the intellectual property position. Additional patents are intended to be filed in the future relating to the device and sensor, providing new intellectual property protection. Some of the recently filed patents and future patents may supersede previous intellectual property.

Additionally, we retain substantial trade secrets relating to aspects of the sensor manufacture process and the sensor formulation, which have taken over five years to develop, and will prove challenging to reverse engineer as it consists of formulation components in addition to processing methods in complex combinations that are unique to the final functional sensor. Patents will not be filed on this aspect of the technology to avoid any public dissemination of the know-how.

These patents and know-how cover aspects of the technology platform. Furthermore, the trademarks BEAT and sugarBEAT® have been registered in multiple key global territories. Accordingly, all intellectual property essential to the sugarBEAT® product is owned by us, and not subject to royalty payments. We intend to take the lead in the preservation and/or prosecution of these patents and patent applications going forward as required. We intend to file additional patents as the development progresses, where deemed to be of value to protecting the technology platform and future modifications and improvements. Where patents cannot be secured, the intellectual property will be limited to know-how and trade secrets, and these will be diligently guarded.

Trade Secrets, Trademarks, and Patents Filed, Granted and Pending

IP: Patent (Core Claim), Know-how, Trademark	Expiration Date	Jurisdictions in which Granted/ Issued	Jurisdictions in which Pending	Ongoing Royalty or Milestone Payments

Patent: Cumulative Measurement of an Analyte (1)	May 20, 2032	Australia, France, Germany, Italy, Poland, Spain, Netherlands, UK, Brazil, China, India, Japan, U.S.	Canada, Qatar, UAE	None. Internal development
Skin prep Patch (2)	December 2, 2038	PCT Filed	To be determined at national stages	None. Internal development
Know-how: Sensor Formulation and manufacture processes	N/A	Trade Secret	N/A	None. Internal development
Trademark: BEAT	Renewal due in 2026	UK, China, EU, India, Japan	Canada	None. Internal development
Trademark: sugarBEAT®	Renewal due in 2025	UK, Australia, Switzerland, China, Egypt, EU, Israel, India, Iran, Japan, North Korea, Morocco, Mexico, Norway, New Zealand, Russia, Singapore, Tunisia, Turkey, U.S.	Canada	None. Internal development

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

We had 2 pre-submission meetings with the FDA in June 2016, to define the clinical roadmap. As a result, a detailed clinical plan was developed and approved internally and a clinical site in Europe was selected and audited and approved for commencement of clinical studies using the body worn transmitter device version of the sugarBEAT®. The study was completed, and a PMA application submitted to the FDA in July 2020.

The data from these studies was also submitted as part of the CE approval in Europe for which CE approval was received in May 2019.

Research and development

We spent $1,554,603 and $2,009,323 during the years ended March 31, 2021 and 2020, respectively, on research and development. We anticipate that for the year ending March 31, 2022, like-for like research and development expenditures will decrease as the commercial launch in the UK and Europe re-positions our cost base and pivots towards a more traditional operating cost structure.

Development and clinical test costs in support of our current product, as well as costs to file patents and revise and update previous filings on our technologies, will decline significantly as we focus on revenue generation from sales of sugarBEAT® and proBEAT™.

Manufacturing

The manufacture and sale of CE certified medical devices are controlled and governed by guidelines stipulated in the International Organization for Standardization (ISO), more specifically ISO13485; sugarBEAT® will be manufactured and marketed according to ISO13485 quality standards.

In support of commercial sales of sugarBEAT® in the UK and EU we have worked with our manufacturing partner Nemaura Pharma, to scale-up manufacturing of the various sugarBEAT® components alongside facilities for final assembly and packaging. As part of this process, we have expanded our manufacturing and assembly capabilities by occupying additional space within our existing headquarters site at Loughborough University Science and Enterprise Park (LUSEP) in the UK.

We have entered into the following types of agreements with various manufacturing partners:

–	Manufacturing agreements for the sensor manufacture
–	Manufacturing agreements for the patch manufacture
–	Manufacturing agreements for the CGM transmitter device and re-charging station manufacture

Sales and Marketing

An Exclusive Marketing Rights agreement for the UK and Republic of Ireland was signed on March 31, 2014 with Dallas Burston Pharma, a Jersey (Channel Island) based company (“DB Pharma”) (subsequently updated in 2018 and included a change in the company name to Dallas Burston Ethitronix), who has pharmaceutical product marketing operations in the UK and has demonstrated a very successful model for the marketing of prescription medical products directly to general practitioners. We received a non-refundable upfront payment of £1 million ($1.67 million at the then exchange rate) in return for providing DB Pharma with the exclusive right to sell the sugarBEAT® device in the UK and Republic of Ireland, both direct to consumer and through prescriptions by general practitioners. The key terms of the Exclusive Marketing Rights Agreement were concluded in a Commercial Agreement signed in August 2015. This agreement was updated and re-issued in October 2019 to cover new IP / improvements to the technology.

In addition, a joint venture agreement was entered into with Dallas Burston Ethitronix (Europe) in May 2018, whereby we will share equally the costs and net profits of the sales of our sugarBEAT® system in all territories in Europe, with the exception of the United Kingdom, which is the subject of a separate agreement with DB Pharma. This agreement was updated and re-issued in October 2019 to cover new IP/ improvements to the technology. Commercial agreements were signed in 2018 with TPMENA and Al-Danah Medical, for the Gulf Region (GCC) and Qatar respectively.

Regulatory matters

Government Regulation

Our business is subject to extensive federal, state, local and foreign laws and regulations, including those relating to the protection of the environment, and health and safety. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of subjective interpretations. In addition, these laws and their interpretations are subject to change, or new laws may be enacted.

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

The European Commission on Public Health (the "ECPH") provides the regulation for the development and commercialization of new medical diagnostic devices. Any medical device placed on the European market must comply with the relevant legislation, notably with Directive 93/42/EEC for medical devices, with the active implantable devices Directive (90/385/EEC) or with the in vitro devices Directive (98/79/EC). From 26th May 2021, all newly approved medical devices must comply with the Medical Device Regulation (2017/745). Before manufacture / import, it must be determined whether the device in question falls under any of these Directives. All medical devices must fulfil the essential requirements set out in the above-mentioned directives. Where available, relevant standards may be used to demonstrate compliance with the essential requirements defined in the devices Directives.

Manufacturers also need to determine the appropriate conformity assessment route. For devices falling under Directive 93/42/EEC / Regulation 2017/745, other than custom-made devices and devices intended for clinical investigation, the conformity assessment route depends on the class of the device, to be determined in accordance with certain rules set forth in the directives / regulations. Once the applicable class or list has been determined, manufacturers need to follow the appropriate conformity assessment procedure. Subject to the type of the device, this may require manufacturers to have their quality systems and technical documentation reviewed by a Notified Body before they can place their products on the market. A Notified Body is a third-party body that can carry out a conformity assessment recognized by the European Union. The Notified Body will need to assure itself that relevant requirements have been met before issuing relevant certification. Manufacturers can then place the CE marking on their products to demonstrate compliance with the requirements.

The CE approval is the process of achieving a mandatory conformity marking for the sugarBEAT® device to allow it to be legally sold in the European Union. It is a manufacturers' declaration that the product meets the requirements of the applicable European laws. The process for the sugarBEAT® device CE submission and approval involved the following:

1. The device is classified depending on certain categories described by the European Directive with Class I products being low risk (e.g., band aid plasters), with Class III devices being the highest risk. The classes are Class I, IIa, IIb and III. Risk is based upon the potential harm to the patient should a problem arise with a product or its use. The sugarBEAT® device is classified as a IIb device.

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

3. Clinical evidence included in the technical file is expected to demonstrate that the device is safe and meets defined performance requirements. This clinical evidence can be in the form of literature data where substantial published data exists that utilizes the same technique for glucose extraction and measurement (albeit in a different device format), or data from actual clinical studies performed using the sugarBEAT® device. The first CE mark submission was based on literature evaluation of 3rd party published clinical data available in the public domain. The final CE mark submission has claims based on the clinical performance of the device, based on clinical studies described earlier herein. The clinical data showed that the sugarBEAT® device can trend blood glucose levels in a human subject by taking measurements every 5 minutes. The clinical trial data demonstrates the sugarBEAT® device blood glucose trend can be used to supplement normal finger prick measurements.

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

5. The review of the technical file commenced in August 2018, and the final review and sign off was received in May 2019. Since the CE mark was approved, we have undergone routine inspections of our ISO 13485 Quality Management System in order to maintain our CE mark accreditation. An addendum was also submitted to the notified body and approval obtained, to include within the approved CE marked device, the iOS version of the smart device app that the transmitter connects to.

U.S. Food and Drug Administration regulation of medical devices

The US Food, Drug, and Cosmetic Act (the “FDCA”) and FDA regulations establish a comprehensive system for the regulation of medical devices intended for human use. sugarBEAT® is a medical device that is subject to these, as well as other federal, state, local and foreign, laws and regulations. The FDA is responsible for enforcing the laws and regulations governing medical devices in the United States.

The FDA classifies medical devices into one of three classes (Class I, Class II, or Class III) depending on their level of risk and the types of controls that are necessary to ensure device safety and effectiveness. The class assignment is a factor in determining the type of premarketing submission or application, if any, that will be required before marketing in the United States. SugarBEAT® falls under Class III.

–	Class I devices present a low risk and are not life-sustaining or life-supporting. The majority of Class I devices are subject only to "general controls" (e.g., prohibition against adulteration and misbranding, registration and listing, good manufacturing practices, labelling, and adverse event reporting. General controls are baseline requirements that apply to all classes of medical devices.)

–	Class II devices present a moderate risk and are devices for which general controls alone are not sufficient to provide a reasonable assurance of safety and effectiveness. Devices in Class II are subject to both general controls and "special controls" (e.g., special labelling, compliance with performance standards, and post market surveillance. Unless exempted, Class II devices typically require FDA clearance before marketing, through the premarket notification (510(k)) process.)

–	Class III devices present the highest risk. These devices generally are life-sustaining, life-supporting, or for a use that is of substantial importance in preventing impairment of human health or present a potential unreasonable risk of illness or injury. Class III devices are devices for which general controls, by themselves, are insufficient and for which there is insufficient information to determine that application of special controls would provide a reasonable assurance of safety and effectiveness. Class III devices are subject to general controls and typically require FDA approval of a PMA application before marketing.

Unless it is exempt from premarket review requirements, a medical device must receive marketing authorization from the FDA prior to being commercially marketed, distributed or sold in the United States. The most common pathways for obtaining marketing authorization are 510(k) clearance and PMA. After preliminary discussions with the FDA in June 2016 as part of a pre-submission meeting it was determined that the pathway for sugarBEAT® would be a PMA approval.

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

After a PMA application is accepted for review, the FDA begins an in-depth review of the submitted information. FDA regulations provide 180 days to review the PMA and make a determination; however, in reality, the review time is normally longer (e.g., 1-3 years). During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the data supporting the application and provide recommendations to the FDA as to whether the data provides a reasonable assurance that the device is safe and effective for its intended use. In addition, the FDA generally will conduct a preapproval inspection of the manufacturing facility to ensure compliance with Quality System Regulation, which imposes comprehensive development, testing, control, documentation and other quality assurance requirements for the design and manufacturing of a medical device.

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

In February 2020 Nemaura announced that following discussions with the FDA, it was established that Nemaura may sell its CGM product with a digital service offering in the U.S. without FDA approval as a non-medical wellbeing application. Nemaura further announced that it intended to launch this product under the brand proBEAT™ in the U.S. in October to December 2020. The product enables users to wear the CGM device from which data will be sent to Nemaura’s servers in the cloud, from where data will be processed to provide users with educational material and insights into factors that can affect their sugar levels and tips for healthy lifestyle and diet, with a view to helping pre-diabetics and diabetics alike live healthier lives. A limited product launch commenced in the U.S. in December 2020 to enabled potential customers to register their interest utilizing proBEAT™ in conjunction with a digital program for weight loss targeted at persons with diabetes, under the brand BEATdiabetes.life.

Clinical trials

Clinical trials of medical devices in the U.S. are governed by the FDA's Investigational Device Exemption ("IDE") regulation. This regulation places significant responsibility on the sponsor of the clinical study including, but not limited to, choosing qualified investigators, monitoring the trial, submitting required reports, maintaining required records, and assuring investigators obtain informed consent, comply with the study protocol, control the disposition of the investigational device, submit required reports, etc.

Clinical trials of significant risk devices (e.g., implants, devices used in supporting or sustaining human life, devices of substantial importance in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health) require FDA and Institutional Review Board ("IRB") approval prior to starting the trial. FDA approval is obtained through submission of an IDE application. Clinical trials of non-significant risk ("NSR") devices (i.e., devices that do not meet the regulatory definition of a significant risk device) only require IRB approval before starting. The clinical trial sponsor is responsible for making the initial determination of whether a clinical study is significant risk or NSR; however, a reviewing IRB and/or FDA may review this decision and disagree with the determination.

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

Pervasive and continuing FDA regulation

After a device is placed on the market, regardless of its classification or premarket pathway, numerous additional FDA requirements generally apply. These include, but are not limited to:

–	Establishment registration and device listing requirements;

–	Quality System Regulation ("QSR"), which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labelling, storage, installation, and servicing of finished devices;

–	Labelling requirements, which mandate the inclusion of certain content in device labels and labelling, and generally require the label and package of medical devices to include a unique device identifier ("UDI"), and which also prohibit the promotion of products for uncleared or unapproved, i.e., "off-label," uses;

–	Medical Device Reporting ("MDR") regulation, which requires that manufacturers and importers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

–	Reports of Corrections and Removals regulation, which requires that manufacturers and importers report to the FDA recalls (i.e., corrections or removals) if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act that may present a risk to health; manufacturers and importers must keep records of recalls that they determine to be non-reportable.

The FDA enforces these requirements by inspection and market surveillance. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include, but is not limited to, the following sanctions:

–	Untitled letters or warning letters;

–	Fines, injunctions and civil penalties;

–	Recall or seizure of our products;

–	Operating restrictions, partial suspension or total shutdown of production;

–	Refusing a request for 510(k) clearance or premarket approval of new products;

–	Withdrawing 510(k) clearance or premarket approvals that are already granted; and

–	Criminal prosecution.

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

The GDPR also introduced new fines and penalties for a breach of requirements, including fines for serious breaches of up to the higher of 4% of annual worldwide revenue or €20m and fines of up to the higher of 2% of annual worldwide revenue or €10m (whichever is highest) for other specified infringements. The GDPR identifies a list of points to consider when imposing fines (including the nature, gravity and duration of the infringement).

The Company has assessed the implications of the GDPR on all personal data it holds and has implemented measures to ensure that personal data shall be:

-	Processed lawfully, fairly and in a transparent manner in relation to the data subject.
-	Collected for a specified, explicit and legitimate purpose and not further processed in a manner that is incompatible with those purposes.
-	Adequate, relevant and limited to what is necessary in relation to the purposes for which they are processed.
-	Kept in a form which permits identification of data subjects for no longer than is necessary for the purposes for which the personal data is processed.

-	Processed in a manner that ensures appropriate security of the personal data, including protection against unauthorised or unlawful processing and against accidental loss, destruction or damage, using appropriate technical or organisational measures.
-	Maintained accurately and up to date and that every reasonable step is taken to ensure that personal data that is inaccurate, having regard to the purposes for which they are processed, are erased or rectified without delay.

At the current stage of the Company’s development and, with being pre-revenue at this stage, the scope of data held, and consequently the impact of GDPR, is limited. Increased application of GDPR will be assessed and implemented prior to further Company developments that warrant additional GDPR measures. As the Company progresses with product commercialization, the extent to which GDPR will affect the Company will increase, which will require additional changes to the Company’s procedures and policies which could adversely impact operational and compliance costs. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, the Company could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on its operations, financial condition, and prospects.

Corporate Information

Our principal executive offices are located at 57 West 57th Street New York, NY 10019. Our website is located at www.nemauramedical.com and our telephone number is + 1 646-416-7912. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report, and you should not consider it part of the Annual Report.

Human Capital Management

We believe that a diverse workforce is important to our success. We will continue to focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to continue to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety, and wellness of our employees. We provide our employees with access to a variety of flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes. As of March 31, 2021, we had 25 personnel employed on our payroll.

Corporate History and Restructuring

We are a holding corporation that owns one hundred percent (100%) of a diagnostic medical device company specializing in discovering, developing, and commercializing specialty medical devices. We were organized on December 24, 2013, under the laws of the State of Nevada. We own one hundred percent (100%) of Region Green Limited, a British Virgin Islands corporation formed on December 12, 2013. Region Green Limited owns one hundred percent (100%) of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation formed on December 11, 2013. Dermal Diagnostics (Holdings) Limited owns one hundred percent (100%) of the stock in Dermal Diagnostics Limited (“DDL”), an England and Wales corporation formed on January 20, 2009, and one hundred percent (100%) of the stock in Trial Clinic Limited (“TCL”), an England and Wales corporation formed on January 12, 2011.

The following diagram illustrates Nemaura’s corporate structure as of March 31, 2021:

During the fiscal year ended March 31, 2021, the Board of Directors assessed the adequacy of the group’s organizational structure and concluded that Region Green Limited was no longer required, as the entity had been effectively dormant since inception, and no longer represented a requirement to be maintained. It was therefore determined that Region Green Limited should be unwound, with the intention that the assets held by Region Green Limited be transferred up to Nemaura Medical Inc. following which Region Green Limited would be dissolved.

The transfer of assets took place on March 5, 2021 and Region Green Limited was formally dissolved as of April 23, 2021.

In December 2013, we restructured the Company and re-domiciled as a domestic corporation in the United States. The corporate re-organization was accomplished to preserve the tax advantages under the laws of the England and Wales tax laws for the benefit of the shareholders of both Dermal Diagnostics Limited and Trial Clinic Limited.

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England. DDL was founded on January 20, 2009, to engage in the discovery, development and commercialization of diagnostic medical devices. The Company’s initial focus has been on the development of a novel CGM device.

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

On August 8, 2020, pursuant to the terms of this Agreement, as amended, the Company provided notice of termination of the Agreement. Accordingly, the Agreement, as amended, terminated on August 18, 2020.

ITEM 1A. — RISK FACTORS

Investing in our securities is highly speculative and involves a high degree of risk. You should carefully consider the following risks and other information in this Annual Report on Form 10-K and our other SEC filings before deciding to invest. Additional risks and uncertainties that we are unaware of may become relevant to us. Any of the following risks could materially and adversely affect our business, results of operations or financial condition. In that event, the trading price of our common stock and warrants may decline, and you could lose all or part of your investment.

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

We have a limited operating history, and you should not rely on our historical financial data as an indicator of our future financial performance.

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

We have incurred net losses every year since our inception in 2009 and have not generated revenue from the period of our inception from product sales or licenses to date. As of March 31, 2021, we had an accumulated deficit of approximately $23.8 million. We expect to incur losses until our product is successfully launched and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

We currently have not generated any revenue from product sales and may never become profitable.

To date, we have generated no revenue for product sales. Our ability to generate revenue depends on several factors, including our ability to successfully complete the ongoing user trials for the sugarBEAT® device that are currently in place with our UK Licensee (which are expected to conclude imminently), as well as obtain regulatory approval in all key markets identified to commercialize our product pipeline. Even then, we will need to establish and maintain sales, marketing, distribution and to the extent we do not outsource manufacturing, manufacturing capabilities. We plan to rely on one or more strategic collaborators to help generate revenues in markets outside of Great Britain however, we cannot be sure that our collaborators, if any, will be successful. Our ability to generate revenue will also be impacted by certain challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries. These challenges include our ability to:

–	execute our business model;
–	create brand recognition;
–	manage growth in our operations;
–	create a customer base cost-effectively;

–	retain customers;
–	access additional capital when required; and
–	attract and retain key personnel.

We cannot be certain that our business model will be successful or that it will successfully address these and other challenges, risks, and uncertainties. If we are unable to generate significant revenue, we may not become profitable, and we may be unable to continue our operations. Even if we are able to commercialize the sugarBEAT® device, we may not achieve profitability for at least several years, if at all, after generating material revenue.

Risks Related to Our Product Candidate and Operations

We are largely dependent on the success of our sole product candidate, the sugarBEAT® device, and we may not be able to successfully commercialize this potential product.

We have incurred and will continue to incur significant costs relating to the development and marketing of our sole product candidate, the sugarBEAT® device. We have obtained approval to market this product in the EU, but it is not guaranteed that we will achieve this in any jurisdiction and we may never be able to obtain approval or, if approvals are obtained, to commercialize this product successfully in other territories.

If we fail to successfully commercialize our product(s) in multiple territories, we may be unable to generate sufficient revenue to sustain and grow our business, and our business, financial condition and results of operations will be adversely affected.

If we fail to obtain regulatory approval of the sugarBEAT® device or any of our other future products, we will be unable to commercialize these potential products.

The development, testing, manufacturing and marketing of our product is subject to extensive regulation by governmental authorities in Great Britain and the European Union. In particular, the process of obtaining CE approval by a Notified Body, a third party that can carry out a conformity assessment recognized by the European Union, is costly and time consuming, and the time required for such approval is uncertain. Our product must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated for the CE. Such regulatory review includes the determination of manufacturing capability and product performance. We have received CE approval on sugarBEAT® wireless body worn device in May 2019.

There can be no assurance that all necessary approvals will be granted for future products or that CE review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our product. Further failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval as well as possible civil and criminal sanctions.

Failure to enroll patients in our clinical trials may cause delays in developing the sugarBEAT® device or any of our future products.

We may encounter delays in the development and commercialization, or fail to obtain marketing approval, of the sugarBEAT® device or any other future products if we are unable to enroll enough patients to complete clinical trials. Our ability to enroll sufficient numbers of patients in our clinical trials depends on many factors, including the severity of illness of the population, the size of the patient population, the nature of the clinical protocol, the proximity of patients to clinical sites, and the eligibility criteria for the trial and competing clinical trials. Delays in any possible future patient enrollment, based on request by local regulatory agencies to conduct studies in their territory, may result in increased costs and harm our ability to complete our clinical trials and obtain regulatory approval.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

Significant delays in clinical testing could materially, adversely impact our product development costs. We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence and continue a study, delays in reaching agreement on acceptable clinical study terms with prospective sites, delays in obtaining institutional review board approval to conduct a study at a prospective site and delays in recruiting patients to participate in a study.

Significant delays in testing or regulatory approvals for any of our current or future products, including the sugarBEAT® device, could prevent or cause delays in the commercialization of such product candidates, reduce potential revenues from the sale of such product candidates and cause our costs to increase.

Our clinical trials for any of our current or future products may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these products or cease our trials.

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the applicable regulatory agency that the product is safe and effective. We do not know whether our future clinical trials will demonstrate safety and efficacy sufficiently to result in marketable products. Because our clinical trials for the sugarBEAT® device may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for this product or cease our clinical trials. If this occurs, we may not be able to obtain approval for this product or our anticipated time to market for this product may be substantially delayed and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our product.

If approved, the commercialization of our product, the sugarBEAT® device, may not be profitable due to the need to develop sales, marketing and distribution capabilities, or make arrangements with a third party to perform these functions.

In order for the commercialization of our potential product to be profitable, our product must be cost-effective and economical to manufacture on a commercial scale. Subject to regulatory approval, we expect to incur significant sales, marketing, distribution, and to the extent we do not outsource manufacturing, manufacturing expenses in connection with the commercialization of the sugarBEAT® device and our other potential products. We do not currently have a dedicated sales force or manufacturing capability, and we have no experience in the sales, marketing and distribution of medical diagnostic device products. In order to commercialize the sugarBEAT® device or any of our other potential products that we may develop, we must develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. Developing a sales force is expensive and time-consuming, and we may not be able to develop this capacity. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable. Our future profitability will depend on many factors, including, but not limited to:

–	the costs and timing of developing a commercial scale manufacturing facility or the costs of outsourcing the manufacturing of the sugarBEAT® device;
–	receipt of regulatory approval of the sugarBEAT® device;
–	the terms of any marketing restrictions or post-marketing commitments imposed as a condition of approval by regulatory authorities;
–	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
–	costs of establishing sales, marketing and distribution capabilities;
–	the effect of competing technological and market developments; and
–	the terms and timing of any collaborative, licensing and other arrangements that we may establish.

Even if we receive regulatory approval for the sugarBEAT® device or any other product candidates, we may never receive significant revenues from any of them. To the extent that we are not successful in commercializing our potential products, we will incur significant additional losses.

Our proprietary rights may not adequately protect our intellectual property and product and if we cannot obtain adequate protection of our intellectual property and product, we may not be able to successfully market our product.

Our commercial success will depend in part on obtaining and maintaining intellectual property protection for our technologies and product. We will only be able to protect our technologies and product from unauthorized use by third parties to the extent that valid and enforceable patents cover them, or that other market exclusionary rights apply. While we have issued enforceable patents covering the sugarBEAT® device, the patent positions of companies like ours can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in Great Britain and the European Union. The general patent environment outside the United States involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights would provide a sufficient degree of future protection that would permit us to gain or keep our competitive advantage with respect to this product and technology. Additionally, companies like ours are dependent on creating a pipeline of products. We may not be able to develop additional proprietary technologies or products that produce commercially viable products or that are themselves patentable.

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

In addition, because patent applications are published months after their filing, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents. If a third-party claim that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

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

If our product, the sugarBEAT® device, does not gain market acceptance among physicians, patients and the medical community, we will be unable to generate significant revenue, if any.

The sugarBEAT® device that we developed may not achieve market acceptance among physicians, patients, third-party payers and others in the medical community. If we receive the regulatory approvals necessary for commercialization, the degree of market acceptance will depend upon a number of factors, including:

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

The market may not accept the sugarBEAT® device based on any number of the above factors. If the sugarBEAT® device is approved, there may be other therapies available which directly compete for the same target market. The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of any of our products to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business.

We have outsourced the bulk of the commercial manufacturing operations for the various components of the sugarBEAT®, with the exception of the Sensor chemistry which is being conducted in-house. The failure to find manufacturing partners or expand our internal manufacturing facility could have an adverse impact on our ability to grow our business.

We are largely dependent on third parties to supply our product according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices. We cannot be sure that we will be able to obtain an adequate supply of our product candidates on acceptable terms, or at all.

Manufacturers supplying diagnostic medical devices must comply with regulations which require, among other things, compliance with evolving regulations under Medical Device Directives stipulated under ISO13485. The manufacturing of products at any facility will be subject to strict quality control, testing and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Both the sensor and patch manufacturing facilities for the sugarBEAT® device are currently ISO13485 certified. We cannot guarantee that the facilities will continue to pass regulatory inspection, or that future changes to ISO13485 standards will not also affect the manufacture of the sensors and patches.

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

Our functional currency is the Great Britain Pound Sterling (“GBP”). The reporting currency is the United States dollar (U.S.$). Income and expenditures are translated at the appropriate weighted average exchange rates prevailing during the reporting period. Assets and liabilities are translated at the exchange rates as of balance sheet date. Stockholders’ equity is translated into United States dollars from GBP at historical exchange rates. Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert GBP into foreign currencies and, if the GBP were to decline in value, reducing our revenue in U.S. dollar terms. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). We have not entered into agreements or purchased instruments to hedge our exchange rate risks. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

In addition, following the UK’s Brexit vote to leave the EU, there has been a weakening of GBP against many currencies. We expect to have to pay some of our service providers and vendors in U.S.$ and we will pay approximately 10% more at present than we would have done prior to the Brexit vote. The currency exchange rate continues to be very unstable and therefore the future impact or further weakening of GBP is not known at this time.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the COVID-19 pandemic.

A regional or global health pandemic, including COVID-19, could severely affect our business, results of operations and financial condition. A regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic has had numerous effects on the global economy and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures, including shutdowns and “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, have adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets.

As a result of the COVID-19 pandemic, we evaluated and executed the steps available to us to ensure we were able to provide protection of our employees and instigated remote working where possible combined with following all government advice and guidance regarding any engagement within the workplace that could not be completed remotely. To date this transition has had little impact on our employee productivity and has not caused any interruption to our business. Due to the uncertainty of COVID-19, we will continue to assess the situation, including abiding by any government-imposed restrictions, as and where relevant.

We are unable to accurately predict the impact that COVID-19 will have on our operations going forward due to uncertainties that will be dictated by the length of time that the pandemic and related disruptions continue, the impact of governmental regulations that might be imposed in response to the pandemic and overall changes in consumer behavior. During this period, we, along with other companies were notified by the FDA in the U.S., that our PMA application for sugarBEAT® would be delayed due to the prioritization being given to COVID-19 related applications and resource activity. While the PMA review resumed as of April 15, 2021, however we were informed that due to the FDA’s current workload, it is anticipated that the review will take longer than it may have done before the pandemic.

While key suppliers have not been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak. We have seen an increase in the adoption of technologies for remote and patient self- monitoring, which therefore potentially enhances the prospects for Nemaura Medical and its CGM product and planned digital healthcare offering.

At this point in time, there remains significant uncertainty relating to the potential effect of COVID-19 on our business. As infections may continue to become more widespread, we could experience a severe negative impact on our business, financial condition, and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk factors” section.

Risks Related to Our Industry

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential products that we may commercialize.

If our competitors market products that are less expensive, safer or more effective than our future products developed from our product candidates, or that reach the market before our products, we may not achieve commercial success. For example, if approved, the sugarBEAT® device’s primary competition in the glucose monitoring device setting will be companies such as Dexcom, Abbott, and Senseonics who produce glucose monitoring devices.  The market may choose to continue utilizing the existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of our product to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition and results of operations.

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

Research, preclinical development, clinical trials, manufacturing and marketing of our product is subject to extensive regulation by various government authorities. We have not received marketing approval for the sugarBEAT® device. The process of obtaining the required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as:

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

Manufacturing, labelling, storage and distribution activities also are subject to strict regulation and licensing by government authorities. The manufacturing facilities for our product will be subject to periodic inspection by the regulatory authorities and from time to time, these agencies may send notice of deficiencies as a result of such inspections. Our failure, or the failure of our manufacturing facilities, to continue to meet regulatory standards or to remedy any deficiencies could result in corrective action by the authorities, including the interruption or prevention of marketing, closure of our manufacturing facilities, and fines or penalties.

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

Government policies may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of our product. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action. If we are not able to maintain regulatory compliance, we might not be permitted to market our product and our business could suffer.

In the future, we hope to distribute and sell our product outside of the United Kingdom and the European Union, which will subject us to further regulatory risk.

In addition to seeking approval from the United Kingdom and the European Union for the sugarBEAT® device, we may seek regulatory approval from Saudi Arabia and the United Arab Emirates, Hong Kong, Australia, and the U.S., to market the sugarBEAT® device, however, there is no guarantee we will do so. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. The ability to market our product could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. Marketing of our product in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

As with other companies in our field, we may be exposed to the risk of product liability claims that is inherent in the diagnostic medical device sector. A product liability claim may damage our reputation by raising questions about our product’s safety and efficacy and could limit our ability to sell our product by preventing or interfering with commercialization of our product.

In addition, product liability insurance for our industry is generally expensive to the extent it is available at all. There can be no assurance that we will be able to maintain such insurance on acceptable terms or that we will be able to secure increased coverage as the commercialization of our product progresses, or that future claims against us will be covered by our product liability insurance. Moreover, there can be no assurance that any product liability coverage from any insurance policy and/or any rights of indemnification and contribution that we have in place currently will offset any / all future claims. A successful claim against us with respect to uninsured liabilities and not subject to any indemnification or contribution could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

The stock market, particularly in recent years, has experienced significant volatility with respect to pharmaceutical, biotechnology and other diagnostic medical device company stocks. The volatility of pharmaceutical, biotechnology and other diagnostic medical device company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

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

We have paid no dividends on our common stock to date and may not pay dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock and could significantly affect the value of any investment in our Company.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes- Oxley Act (“SOX”), adopted rules requiring every public company to include a management report on such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal control over financial reporting.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2021 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

The controlling shareholders control the exercise of voting rights of over 50% of the shares eligible to vote in any of our annual or special meetings. Therefore, these controlling shareholders will be able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. The controlling shareholders may cause us to take actions that are not in, or may conflict with, the interests of us or the public shareholders. In the case where the interests of the controlling shareholders conflict with those of our other shareholders, or if the controlling shareholders choose to cause us to pursue objectives that would conflict with the interests of our other shareholders, such other shareholders could be left in a disadvantageous position by such actions caused by the controlling shareholders and the price of our common stock could be adversely affected.

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

As we transact out of both the UK and United States, we must comply with tax filing requirements in both jurisdictions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have registered corporate offices in the U.S. at 57 West 57th Street Manhattan, NY 10019. We have offices and laboratories located across two locations on the Loughborough University Science and Enterprise Park (LUSEP), Loughborough, Leicestershire, United Kingdom. The aggregate monthly rent is approximately $20,000. All leases are currently on a rolling 12-month basis. The terms of the lease provide a break option allowing both landlord and tenant to terminate the lease on provision of not less than one month’s prior written notice.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the trading symbol, “NMRD”. On June 28, 2021, the closing price for our common stock as reported on the NASDAQ Capital Market was $10.92.

As of June 28, 2021, we had 84 holders on record of our common stock.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We approved the adoption of an employee equity compensation plan at our Annual General Meeting (“AGM”) on May 15, 2020. No awards have been made to date.

Unregistered Sales of Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2021.

ITEM 6.  [RESERVED]

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

Business Review and Outlook

It is management’s view that the Company has made good progress over the last fiscal year. Following the successful CE mark approval of its lead product, sugarBEAT® in May 2019, the Company announced in February 2020 that after discussions with the U.S. FDA, it had established that the Company may sell its CGM product with a digital service offering in the U.S. without FDA approval, as a non-medical wellbeing application.

The Company subsequently announced its intention to commence commericalization of this product application under the proBEAT™ brand and initiated a staged launch in December 2020; the product being launched in conjunction with a digital program for weight loss targeted at persons with diabetes, under the brand BEATdiabetes.life. In addition to this, Nemaura also submitted a PMA application to the FDA in July 2020 for the sugarBEAT® product itself.

Progress was also made in the UK, with the UK Licensee, Dallas Burston Ethitronix Limited, initiating their own user testing / soft-launch program. While some delays were experienced as a result of COVID-19, the conclusion of this test program resulted in the receipt of very positive feedback for the sugarBEAT® device itself and subsequent to the March 31, 2021, year-end, resulted in the first orders being placed with the Company by the Licensee, in preparation for the Licensee’s broader product launch in the UK later in 2021.

In summary the Company is preparing for a transition to commercial sales and developing the related commercial operations during the forthcoming fiscal year.

Corporate Overview

Since inception we have devoted substantially all of our efforts establishing a new business and while operations have commenced, we have generated no revenue from our limited operations. We are a holding corporation for a diagnostic medical device company and a clinical trial company specializing in discovering, developing, and commercializing diagnostic medical devices with initial applications in the area of diabetes.

Affiliated Company Relationships

Pharma was incorporated in November 2005. Through October 2013, all technology development and related transactions were incurred by Pharma. As new technology platforms were invented and developed, additional companies were set up to contain these new technology platforms, and to aid in the process of raising further investments to progress the development of these subsequent technologies. However, due to the small size of the operations, low number of employees and laboratory and office space required, initially, certain costs were borne by Pharma and charges to DDL were made as required. On April 4, 2018, a service agreement was put into place between Pharma and DDL. This covered the development of sugarBEAT® under Pharma’s ISO13485 Accreditation. In lieu of these services, Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred. This agreement includes all aspects of the development, registration and manufacture of sugarBEAT®. Full legal title and beneficial ownership of the CE mark and all related intellectual property remains with Nemaura Medical under the terms of the service contract.

Dr. D.F.H. Chowdhury and Mr. Bashir Timol are officers of Pharma. The current management at DDL, including Dr. D. F. H. Chowdhury allocate 15% - 20% of their time to oversee the current operations at Pharma and will in due course implement a new management team in Pharma, and provide ongoing support in an advisory role. Pharma is a drug delivery company, which means that its activities are entirely related to the administration of drugs to the body of a human or animal subject. DDL is a diagnostic company, which means it is entirely focused on extracting molecules from the human or animal subject and analyzing it to make a diagnosis or to monitor the level of a particular molecule such as glucose. These are two independent businesses engaged in different activities, therefore there is no conflict of interest between the two and management does not see any conflicts arising from the allocations of some of DDL management time to overseeing the operations of Pharma.

Payments made solely for work that Dr. D. F. H. Chowdhury performs for Pharma in his capacity as manager are not charged to Nemaura Medical Inc. and are not included in our consolidated financial statements.

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations. On March 31, 2021, the Company had cash balances of $31,865,371, total stockholders’ equity of $8,358,172 and an accumulated deficit of $23,771,717. To date, the Company has in large part relied on equity financing to fund its operations. Initially additional funding also came from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials and other commercial and product development related expenses are incurred.

Management’s strategic assessment includes the following potential options:

–	support the UK and EU launch of sugarBEAT®;
–	obtaining further regulatory approval for the sugarBEAT® device in other countries such as the U.S.;
–	exploring licensing and partnership opportunities in other territories;

–	developing the sugarBEAT® device for commercialization for other applications; and
–	considering whether additional future capital raises can further enhance and accelerate the delivery of the Company’s strategic growth objectives.

Results of Operations

Year Ended March 31, 2021 Compared to Year Ended March 31, 2020

Revenue

There was no revenue recognized in the years ended March 31, 2021 and March 31, 2020. In 2014, we received an upfront non-refundable cash payment of £1 million (approximately $1.38 million at March 31, 2021) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party the exclusive right to market and promote the sugarBEAT® device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until we complete our continuing performance obligations, which include securing successful CE marking of the sugarBEAT® patch (received in May 2019), and we expect to record the revenue in income over an approximately 10-year term after CE mark approval is obtained and once revenues commence.  Although the revenue is deferred at March 31, 2021 and 2020, the cash payment became immediately available and was being used to fund our operations, including research and development costs associated with obtaining the CE mark approval.

Research and Development Expenses

Research and development expenses were $1,554,603 and $2,009,323 for the years ended March 31, 2021 and 2020, respectively. This decrease was driven by the change in type of work needed to prepare the product for launch, with a reduction in subcontracted activities as the Company draws closer to commercialization. Historically significant research and development expenditure has related to clinical trials and improvements made to the sugarBEAT® device, and expenditures included sub-contractor activities, and consultant’s fees and wages. We expect these sugarBEAT® related research and development expenses to reduce in future periods as the product is launched, however the Company expects to continue to incur research and development costs to both enhance, refine and extend the platform capabilities for alternative applications.

General and Administrative Expenses

General and administrative expenses were $3,032,138 and $2,769,161 for the years ended March 31, 2021 and 2020, respectively. These costs consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, and wages. We expect general and administrative expenses will increase going forward as the business transitions to a different cost structure over time to support an increase in operational functions associated with sales, marketing, customer service, as well as enhancements to other existing functions that support product manufacture and commercialization.

Other Comprehensive Income

For the years ended March 31, 2021 and 2020 other comprehensive income was $472,559 and $2,986, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $23,844,671 through March 31, 2021. We have historically financed our operations through the issuances of equity, UK government grants and contributions of services from related entities.

At March 31, 2021, the Company had net working capital of $27,565,625 which included cash balances of $31,865,371. The Company reported a net loss of $6,258,596 for the year ended March 31, 2021.

We do not currently have any major research programs underway and are focused on commercialization and revenue generation and therefore we expect that research and development costs for glucose monitoring will be reduced in the future.

We believe the cash position as of March 31, 2021, is adequate for our current level of operations through June 2022, and for the achievement of certain of our product development milestones. The $5 million note purchase agreement entered into on April 15, 2020, in addition to the $20 million note purchase agreement entered into on February 8, 2021 are subject to a security agreement and grant the investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products and accessions thereof in order to induce the Investor to extend the credit evidenced by the note. The security agreement extends to any assets acquired at any time that the Company’s obligations under the note purchase agreements are outstanding.

Our plan is to utilize the cash on hand to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT® device and patches now that CE mark approval has been received.

Cash Flows

Net cash used by our operating activities for the year ended March 31, 2021, was $5,998,097 which reflected the following key cashflow movements: A net loss of $6,258,596 which is partially offset by non-cash items booked as an expense relating to the accretion of the debt discount ($2,007,687), stock-based compensation paid to third party suppliers ($163,171), and depreciation and amortization ($98,075). Cashflows were also impacted by an increase in inventory held of $564,313 and prepaid expenses of $817,050, as the Company geared up towards commercialization.

Net cash used by our operating activities for the year ended March 31, 2020, was $3,449,545 which reflected our net loss of $4,160,196, increased by an increase in inventory of $258,523 and increase in accrued expenses and other liabilities of $102,898 and a reduction in liability due to related parties of $91,347. This was offset by stock-based compensation $565,039, an increase in accounts payable of $138,485. This was further offset by depreciation and amortization of $67,818.

Net cash used in investing activities was $836,440 for the year ended March 31, 2021, which reflected expenditures made in developing intellectual property, primarily related to patent filings of $81,952 and the purchase of property and equipment of $90,730. Cash of $663,758 was invested in software development to support broadening the product portfolio in-line with the Company’s commercial strategy.

Net cash used in investing activities was $211,031 for the year ended March 31, 2020, which reflected expenditures made in developing intellectual property, primarily related to patent filings of $53,206 and the purchase of property and equipment of $157,825.

Net cash provided by financing activities for the year ended March 31, 2021, was $37,986,392. Proceeds from the issuance of common stock in relation to equity funding was $15,750,672 with associated cash costs of $957,193; the sale of warrants providing a further $400,503. $25,000,000 was provided via the issuance of two notes payable during the year, with associated cash costs incurred of $1,525,035 while repayments made were $600,000. $82,555 of cash expense was incurred in relation to concluding the full repayment of the Insurance financing arrangement.

Net cash provided by financing activities for the year ended March 31, 2020, was $97,231. Proceeds from the ATM facility delivered gross proceeds of $152,492, with associated cash costs of $40,365. The sale of warrants provided $26,000, while $40,896 of cash expense was incurred in relation to the repayment of the Insurance financing arrangement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

None.

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

Revenue recognition: While the Company is not currently recognizing revenue, we have considered the guidelines within Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Intangible assets: Intangible assets consist of licenses and patents associated with the sugarBEAT® device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. Costs capitalized relate to invoices received from third parties and not any internal costs. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended March 31, 2021 or 2020.

Software development costs: Capitalization of software development costs incurred in the research and development of new software products and enhancements to existing software products for external use begins when a product’s technological feasibility has been established and ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within product cost of goods sold in the consolidated statements of operations and comprehensive loss.

For each capitalized software product, the annual amortization is equal to the greater of:

1. The amount computed using the ratio of software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for the product, or

2. The amount computed based on a straight-line method over the remaining estimated economic life of the product, which can be a range between 3 – 8 years.

Annually, or more frequently if required by triggering events, an analysis of the net realizable value of the capitalized software is completed and the amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as a charge to income in the period it is determined.

Stock-based compensation: The Company accounts for stock-based payments in accordance with stock-based payment accounting guidance which requires all stock-based payments to be recognized based upon their fair values. The fair value of stock-based awards is estimated at the grant date using the Black-Scholes Option Pricing Model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value using the Black-Scholes Option Pricing Model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company accounts for forfeitures of unvested awards as they occur.

To date, the Company has not granted any stock-based compensation awards to employees.

The Company accounts for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nemaura Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nemaura Medical Inc. (the Company) as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2018.

Denver, Colorado

June 29, 2021

NEMAURA MEDICAL INC.

Consolidated Balance Sheets

	As of March 31,	As of March 31,
	2021 ($)	2020 ($)

ASSETS
Current assets:
Cash	31,865,371	106,107
Prepaid expenses	1,269,513	452,463
Inventory	850,622	286,309
Total current assets	33,985,506	844,879

Other assets:
Property and equipment, net of accumulated depreciation	202,145	162,064
Intangible assets, net of accumulated amortization	1,055,256	213,080
Total other assets	1,257,401	375,144
Total assets	35,242,907	1,220,023

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	253,694	293,608
Liability due to related parties	148,795	830,093
Other liabilities and accrued expenses	180,552	168,966
Notes payable, current portion	5,733,370	—
Deferred revenue	103,470	93,022
Total current liabilities	6,419,881	1,385,689

Non-current portion of notes payable	19,188,724	—
Non-current portion of deferred revenue	1,276,130	1,147,278
Total liabilities	26,884,735	2,532,967

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.001 - authorized: 42,000,000 shares; issued and outstanding: 22,941,157 and 20,850,848 as of March 31, 2021 and 2020, respectively	22,941	20,851
Additional paid-in capital	32,044,335	16,589,272
Accumulated deficit	(23,844,671)	(17,586,075)
Accumulated other comprehensive income (loss)	135,567	(336,992)
Total stockholders’ equity (deficit)	8,358,172	(1,312,944)
Total liabilities and stockholders’ equity (deficit)	35,242,907	1,220,023

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended March 31,
	2021 ($)	2020 ($)
Revenue:
Total revenue	—	—

Operating expenses:
Research and development	1,554,603	2,009,323
General and administrative	3,032,138	2,769,161
Total operating expenses	4,586,741	4,778,484

Loss from operations	(4,586,741)	(4,778,484)

Interest (expense) income	(2,007,687)	3,926
Loss before income tax benefit	(6,594,428)	(4,774,558)

Provision for income tax benefit	335,832	614,362
Net loss	(6,258,596)	(4,160,196)

Other comprehensive income:
Foreign currency translation adjustment	472,559	2,896
Comprehensive loss	(5,786,037)	(4,157,300)

Net loss per share, basic and diluted	$(0.28)	$(0.20)
Weighted average number of shares outstanding	22,283,377	20,806,307

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity (Deficit) ($)
Balance at March 31, 2019	20,765,592	20,766	15,971,905	(13,425,879)	(339,888)	2,226,904
Issuance of common shares under ATM financing, net of costs of $40,365	14,338	14	112,113	—	—	112,127
Exercise of warrants	2,500	3	25,997	—	—	26,000
Reverse split adjustment	418	—	—	—	—	—
Restricted shares issued as stock-based compensation	68,000	68	479,257	—	—	479,325
Foreign currency translation adjustment	—	—	—	—	2,896	2,896
Net loss	—	—	—	(4,160,196)	—	(4,160,196)
Balance at March 31, 2020	20,850,848	20,851	16,589,272	(17,586,075)	(336,992)	(1,312,944)
Issuance of common shares, net of costs of $957,193	1,994,924	1,995	14,791,484	—	—	14,793,479
Exercise of warrants	38,683	38	400,465	—	—	400,503
Restricted shares issued as stock-based compensation	56,702	57	263,114	—	—	263,171
Foreign currency translation adjustment	—	—	—	—	472,559	472,559
Net loss	—	—	—	(6,258,596)	—	(6,258,596)
Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2021 ($)	2020 ($)
Cash Flows from Operating Activities:
Net loss	(6,258,596)	(4,160,196)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,075	54,840
Accretion of debt discount	2,007,687	—
Loss on disposal of property and equipment	—	12,978
Stock-based compensation	113,171	565,039

Changes in assets and liabilities:
Prepaid expenses	(767,050)	186,281
Inventory	(564,313)	(258,523)
Accounts payable	(39,914)	138,485
Liability due to related party	(681,298)	(91,347)
Other liabilities and accrued expenses	94,141	102,898
Net cash used in operating activities	(5,998,097)	(3,449,545)

Cash Flows from Investing Activities:
Capitalized patent costs	(81,952)	(53,206)
Purchase of property and equipment	(90,730)	(157,825)
Capitalized software development costs	(663,758)	—
Net cash used in investing activities	(836,440)	(211,031)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	15,750,672	152,492
Costs incurred in relation to equity financing	(957,193)	(40,365)
Proceeds from warrant exercise	400,503	26,000
Proceeds from issuance of notes payable	25,000,000	—
Debt issuance costs paid	(1,525,035)	—
Repayments of notes payable	(600,000)	—
Repayments of insurance financing	(82,555)	(40,896)
Net cash provided by financing activities	37,986,392	97,231

Net increase / (decrease) in cash	31,151,855	(3,563,345)
Effect of exchange rate changes on cash	607,409	(71,212)
Cash at beginning of year	106,107	3,740,664
Cash at end of year	31,865,371	106,107
Supplemental disclosure of non-cash financing activities:
Prepayment of equity compensation	50,000	27,400
Amount of insurance funded through note payable	—	123,491
Licenses acquired through stock issuance	100,000	—
Monitoring fees added to notes payable	718,661	—

See notes to consolidated financial statements.

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

The following diagram illustrates Nemaura’s corporate structure as of March 31, 2021:

During the fiscal year ended March 31, 2021, the Board of Directors assessed the adequacy of the group’s organizational structure and concluded that Region Green Limited was no longer required, as the entity had been effectively dormant since inception, and no longer represented a requirement to be maintained. It was therefore determined that Region Green Limited should be unwound, with the intention that the assets held by Region Green Limited be transferred up to Nemaura Medical Inc. following which Region Green Limited would be dissolved.

The transfer of assets took place on March 5, 2021 and Region Green Limited was formally dissolved as of April 23, 2021.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $23,844,671 as of March 31, 2021. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission. The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs, these losses are expected to decrease over time. Management has entered into licensing, supply, or collaboration agreements with unrelated third parties relating to the United Kingdom (“UK”), Europe, Qatar, and all countries in the Gulf Cooperation Council.

The Company has $31,865,371 of readily available cash at March 31, 2021, and management has evaluated the expected expenses to be incurred in relation to its available cash and has determined that the Company has the ability to continue as a going concern for at least one year subsequent to the date of issuance of these consolidated financial statements.

Following the receipt of the CE mark approval in the EU, and in support of our plans for similar certification with the FDA in the U.S., our plan is to utilize the cash on hand to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT® device and sensor patches in our target markets.

Management's strategic plans include the following:

–	support the UK and EU launch of sugarBEAT®;
–	obtaining further regulatory approval for the sugarBEAT® device in other countries such as the U.S.;
–	exploring licensing and partnership opportunities in other territories;
–	developing the sugarBEAT® device platform for commercialization across other applications; and
–	pursue additional capital raising opportunities should they be required to further enhance our growth plans.

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

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the U.S. Dollar (“U.S.$”).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Cash

Cash consists primarily of cash deposits maintained in the UK.

Fair value of financial instruments

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” the Company determines the fair value of financial instruments with the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally four to five years. This is charged to operating expenses.

Intangible assets

Intangible assets consist of licenses and patents associated primarily with the sugarBEAT® device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. Costs capitalized relate to invoices received from third parties and not any internal costs. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the years ended March 31, 2021 or 2020.

Software development costs

Capitalization of software development costs incurred in the research and development of new software products and enhancements to existing software products for external use begins when a product’s technological feasibility has been established and ends when the resulting product is available for general market release. Amortization of the capitalized software is classified within product cost of goods sold in the consolidated statements of operations and comprehensive loss.

For each capitalized software product, the annual amortization is equal to the greater of:

1. The amount computed using the ratio of software product’s current fiscal year gross revenue bears to the total current fiscal year and anticipated future gross revenues for the product, or

2. The amount computed based on a straight-line method over the remaining estimated economic life of the product, which can be a range between 3 – 8 years.

Annually, or more frequently if required by triggering events, an analysis of the net realizable value of the capitalized software is completed and the amount by which unamortized software costs exceeds the net realisable value, if any, is recognized as a charge to income in the period it is determined.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

Revenue recognition

While the Company is not currently recognizing revenue, we have considered the guidelines within ASC Topic 606, Revenue from Contracts with Customers, which is effective for the Company beginning April 1, 2019. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended March 31, 2021 and 2020.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

In December 2017, the U.S. Tax Cuts and Jobs Act was signed into law. Generally, this Act reduces corporate rates from a top rate of 35% to a top rate of 21%, effective January 1, 2018. As the Company’s U.S. operations are minimal, and all deferred tax assets maintain a full valuation allowance, there is no significant impact to the Company as of and for the years ended March 31, 2021 and 2020.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. For the years ended March 31, 2021, warrants to purchase 1,939,990 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were excluded from the calculation of diluted loss per share. For the year ended March 31, 2020, warrants to purchase 1,185,570 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

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

Foreign currency translation

The functional currency of the Company is the GBP, while the reporting currency is the U.S.$. Assets and liabilities are translated at the exchange rates as of the balance sheet date with income and expenses being translated at the weighted-average exchange rates prevailing during the reporting period. Stockholders' equity is translated into U.S.$ from GBP at historical exchange rates.

Adjustments resulting from translating the consolidated financial statements into U.S.$ are recorded as a separate component of accumulated other comprehensive loss in stockholders’ equity.

Retirement benefit plan

The Company operates a retirement plan which covers most of our regular employees in the UK and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan for the financial periods ending March 31, 2021 and 2020, were approximately $12,100 and $7,000, respectively. The increase in the year being driven by an increase in our employee numbers.

Stock-based compensation

The Company accounts for stock-based payments in accordance with stock-based payment accounting guidance which requires all stock-based payments to be recognized based upon their fair values. The fair value of stock-based awards is estimated at the grant date using the Black-Scholes Option Pricing Model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. The determination of fair value using the Black-Scholes Option Pricing Model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option exercise behaviors. The Company accounts for forfeitures of unvested awards as they occur.

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

Risks and Uncertainties

The Company is in the commercialization stage for its primary product, sugarBEAT®, following the receipt of the CE mark covering the EU, with the intention of entering into sales and marketing agreements for the product with prioritization having been initially set for the UK and Germany.

Aside from the UK and Germany, the Company considers the U.S.A. to be a primary market for its product offerings, and while uncertainties exist with regards to regulatory acceptance of the Company’s primary product, an FDA PMA application has been submitted and is currently being reviewed; some delays have been experienced as a direct consequence of COVID-19, whereby the application remained dormant with the FDA for a period of 6 months. In the interim, and further to discussions with the FDA, the Company has determined that it may sell an adapted version of the CGM device as a wellbeing device, whereby the Company will gather the data and provide feedback in the form of educational reports providing insights into factors that may be causing glucose fluctuations and therefore how lifestyle interventions may help improve control of the fluctuations.

The Company has taken steps to support the commercialization process by increasing raw material inventory over the year in the expectation of receiving initial orders from the existing UK license, which was subsequently received in April 2021.

Currently an evaluation is being undertaken as to the internal manufacturing capabilities of the Company, and while it has not entered into any exclusive manufacturing agreements with any of its contract manufacturers, it is anticipated that as volume increases, alternative manufacturing options will be considered.

Reverse stock split

The activity described in these consolidated financial statements reflects the one for ten reverse split which was effective on November 27, 2019. All shares and amounts included have been retroactively restated.

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

NOTE 4 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.38 million and $1.24 million as of March 31, 2021 and 2020, respectively), which was wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. As the Company expects commercialization of the sugarBEAT® device to occur in the year ending March 31, 2022, approximately $103,000 of the deferred revenue has been classified as a current liability as of March 31, 2021.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2021 and March 31, 2020, property and equipment is summarized as follows:

	March 31,
	2021 ($)	2020 ($)
Property and equipment	346,500	226,548
Less accumulated depreciation	(144,355)	(64,484)
	202,145	162,064

Depreciation expensed within the consolidated statements of operations and comprehensive loss relating to property and equipment for the years ended March 31, 2021 and 2020 was approximately $69,000 and $46,000, respectively.

NOTE 6 - INTANGIBLE ASSETS

The following table summarises our intangible assets and capitalized software development costs at March 31, 2021 and 2020:

	March 31,
	2021 ($)	2020 ($)
Patents and licenses	516,935	307,009
Less accumulated amortization	(125,437)	(93,929)
	391,498	213,080

Software development costs	663,758	—

	1,055,256	213,080

Amortization expensed within the consolidated statements of operations and comprehensive loss relating to intangible assets for the years ended March 31, 2021 and 2020 was approximately $29,000 and $19,000, respectively.

The following table represents the estimated amortization for intangible assets relating to patents and licenses for the years ending March 31; no amortization has been estimated for software development as this is considered to be work-in-progress and the final costs are yet to be determined:

($)
2022	37,139
2023	54,930
2024	53,826
2025	53,770
2026	52,427
Thereafter	139,406
Total future net intangible amortization expense	391,498

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

NOTE 7 – PREPAID EXPENSES

	March 31,
	2021 ($)	2020 ($)
Prepaid expenses	592,695	351,755
Prepaid inventory	587,493	—
Other taxes	89,325	100,708
	1,269,513	452,463

NOTE 8 – NOTES PAYABLE

NOTE PURCHASE AGREEMENT 1

On April 15, 2020, the Company entered into a note purchase agreement (the “Note Purchase Agreement 1”) by and among the Company, DDL, TCL and a third party investor (the “Investor”).

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

The Secured Note is secured by the Collateral (as hereinafter defined). The Secured Note carries an original issue discount (“OID”) of $1,000,000 (16.7%). In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”). In addition to this, a payment of $325,000 was made to Ascendiant Capital Markets, LLC, (the “Commission”) for structuring the agreement between both parties. The Purchase Price for the Secured Note is $4,675,000, computed as follows: $6,015,000 original principal balance, less: OID, Transaction Expense Amount, and commission paid.

The borrowing period is 24 months, and the Company shall pay the outstanding balance and all fees on maturity. A monitoring fee equal to 0.833% of the outstanding balance will automatically be added to the outstanding balance on the first day of each month. The debt less the discount and transaction expenses will be accreted over the term of the Note using the effective interest method.

Security Agreement

On April 15, 2020, the Company entered into the Security Agreement by the Company, DDL and TCL, in favor of the Investor (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company granted the Investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products, and accessions thereof.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

NOTE PURCHASE AGREEMENT 2

On February 8, 2021, the Company entered into an additional note purchase agreement (“Note Purchase Agreement 2”) with the Investor.  Pursuant to the terms of Note Purchase Agreement 2, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company, a secured promissory note (“Secured Note 2”) in the original principal amount of $24,015,000. The Secured Note carries an OID of $4,000,000 (16.7%), and the Company agreed to pay $15,000 to the Investor to cover the Investor’s transaction expenses. In addition to this, a Commission of $1,200,000 was also payable to Ascendiant Capital Partners, LLC.

In consideration thereof, on February 9, 2021 (the “closing date”), (i) the Investor paid $20,000,000 in cash to the Company, and (ii) the Company delivered Secured Note 2 on behalf of the Company, to the Investor, against the delivery of the Purchase Price.  For these purposes, the “Purchase Price” means the Investor’s initial cash purchase price. After adjusting for transaction expenses of $1,200,000, cash proceeds received were $18,800,000.

The borrowing terms for Note Purchase Agreement 2 are consistent with those of Note Purchase Agreement 1, with the borrowing period being 24 months from the date of the agreement, the Company being required to pay the outstanding balance and all fees on maturity, and a monitoring fee equal to 0.833% of the outstanding balance being automatically added to the outstanding balance on the first day of each month. The debt less discount and transaction expenses will be accreted over the term of the Note using the effective interest rate method.

Security Agreement

On February 8, 2021, the Security Agreement established in respect to Note Purchase Agreement 1 was extended to include Note Purchase Agreement 2, which is also secured against all of the Company’s assets owned as of the closing date and extends to any assets acquired at any time that the Company’s obligations under Secured Note 2 are outstanding.

As of March 31, 2021, long-term debt matures as follows:

Year Ending	Notes Payable ($)
2022	5,733,370
2023	19,188,724
24,922,094

NOTE 9 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (“Pharma”), Black and White Health Care Limited (“B&W”) and NDM Technologies Limited (“NDM”) are entities controlled by the Company’s chief executive officer and majority shareholder, D.F.H. Chowdhury.

Pharma has a service agreement with DDL, to undertake development, manufacture, and regulatory approvals under Pharma’s ISO13485 Accreditation. In lieu of these services, Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

The following is a summary of activity between the Company and Pharma, B&W and NDM for the years ended March 31, 2021 and 2020:

	March 31,
	2021 ($)	2020 ($)
Liability due to related parties at beginning of year	830,093	964,679
Amounts invoiced by Pharma to DDL, NM and TCL (1)	2,441,108	1,800,517
Amounts invoiced by DDL to Pharma	(17,213)	(10,963)
Amounts repaid by DDL to Pharma	(3,209,084)	(1,897,222)
Foreign exchange differences	103,891	(26,918)
Liability due to related parties at end of year	148,795	830,093

(1) These invoiced amounts primarily relate to research and development expenses.

All related party transactions relate to operating activities in the years ended March 31, 2021 and 2020.

NOTE 10 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

United States of America

The Company is incorporated in the U.S. and is subject to a U.S. federal corporate income tax rate of 21% for the years ended March 31, 2021 and March 31, 2020.

British Virgin Islands

RGL is incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, RGL is not subject to tax on income or capital gains. In addition, upon payments of dividends by RGL, no BVI withholding tax is imposed. During the years ended March 31, 2021 and 2020, there were no income or expenses in the BVI.

UK

DDL, TCL and DDHL are all incorporated in the UK and the applicable UK statutory income tax rate for these companies is 19%.

For the years ended March 31, 2021 and 2020 loss before income tax benefit arose in the UK and U.S. as follows:

	March 31,
	2021	2020
	$	$
Loss before income taxes arising in UK	(5,030,204)	(2,470,107)
Loss before income taxes arising in U.S.	(1,564,224)	(2,304,451)
Total loss before income tax benefit	(6,594,428)	(4,774,558)

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

Reconciliation of our effective tax rate to the loss calculated at the statutory U.S. federal tax rate is as follows:

	March 31,
	2021		2020
	$		$
Loss before income taxes	(6,594,428)		(4,774,558)
Expected tax benefit	(1,384,830)	(21%)	(1,003,000)	(21%)
Foreign tax differential	100,604	2%	—	0%
Enhanced research and development	(259,861)	(4%)	(231,000)	(5%)
Other	20,226	—	125,000	2%
Change in rate allowance	—	—	119,000	2%
Change in valuation allowance	1,523,861	23%	990,000	21%
R&D credit received	335,832	5%	614,362	13%
Actual income tax benefit	335,832	5%	614,362	13%

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	March 31,
	2021	2020
	$	$
Net operating tax loss carried forward	5,204,000	3,926,000
Research and development enhancement	1,057,000	797,000
Other items	(333,000)	(319,000)
Valuation allowance	(5,928,000)	(4,404,000)
Net deferred tax assets	—	—

In the year ended March 31, 2021, the Company received $335,832 from HMRC (Her Majesty’s Revenue and Customs) in tax credits relating to the reimbursement of research and development expenses incurred during the year ended March 31, 2020; for the year ended March 31, 2020, the research and development tax credit received was $614,362, relating to expenses incurred for the years ended March 31, 2019 and 2018, respectively. These amounts are reflected as a credit provision for income taxes in the Company’s consolidated statements of operations and comprehensive loss in the respective years received.

For each of the years ended March 31, 2021 and 2020, the Company did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company mainly files income tax returns in the U.S. and the UK. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2017.  The UK tax returns for the Company’s UK subsidiaries are open to examination by the UK tax authorities for the tax years beginning April 1, 2015.

As of March 31, 2021, the Company has net operating losses (“NOLs”) of approximately $7,096,000 in the U.S. and $19,546,000 in the UK. NOLs may be carried forward indefinitely. Additionally, the Company has a research and development enhancement deduction carry forward of approximately $5,561,000 for purposes of UK income tax filings.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

NOTE 11 – STOCKHOLDERS’ EQUITY

Reverse stock split

The Company was notified by NASDAQ on July 15, 2019, that the Company no longer met the requirements of NASDAQ Rule 5550(a)(2) requiring listed securities to maintain a minimum closing bid price of $1.00 per share. The Company effected:

(i)	A reverse split of the Company’s issued and outstanding common stock, par value $0.001 per share on a one (1) for ten (10) basis; and

(ii)	A decrease in the Company’s authorized number of shares of common stock on the same basis from 420,000,000 shares of common stock to 42,000,000 shares of common stock which were effective with NASDAQ at the opening of business on December 5, 2019.

On December 19, 2019, the Company received confirmation from NASDAQ that the Company has regained compliance with the Minimum Bid Price Rule and the matter is now resolved.

Other equity transactions

On October 19, 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Maxim Group LLC, as sales agent (“Maxim”), pursuant to which the Company may offer and sell, from time to time, through Maxim (the “Offering”), up to $20,000,000 in shares of its common stock (the “Shares”). Between March 31, 2019 and March 31, 2020, the Company issued 14,338 shares of its common stock through the Distribution Agreement and received gross proceeds of $152,492 and costs of $40,365 were incurred. For the year ended March 31, 2021, a total of 408,718 shares were issued generating gross proceeds of $4,250,676 and costs of $127,520.

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

The closing of the offering occurred on December 20, 2018, and at such closing the Company sold 194,206 shares of common stock and 194,206 warrants for gross proceeds of $2,019,743. The net proceeds to the Company from the sale of the shares of common stock and the warrants was $1,691,541, after deducting $328,302 of placement agent commissions and other offering expenses payable by the Company. As of March 31, 2021, 46,569 of the warrants had been exercised, generating $484,318 of additional funds. At March 31, 2021, there were 147,637 warrants outstanding.

On July 28, 2020, the Company entered into a placement agency agreement with Kingswood Capital Markets, a division of Benchmark Investments, Inc., with respect to the issuance and sale of an aggregate of 1,586,206 shares of the Company’s common stock and warrants to purchase up to 793,103 shares of common stock. Each share of common stock and accompanying one-half of a warrant were sold for a combined purchase price of $7.25, for a total deal size of approximately $11.5 million, not including any future proceeds from the exercise of the warrants and before deducting the Placement Agent fees and offering expenses. Each whole warrant is immediately exercisable at a price of $8.00 per share, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. The shares of common stock were offered together with the warrants, but the securities were issued separately and are separately transferable. The closing of the offering took place on July 30, 2020, and the net proceeds from the sale of the common stock and warrants were approximately $10.7 million after deducting the Placement Agent commission and other expenses incurred by the Company as a result of the offering.

As of March 31, 2021, 750 of the warrants had been exercised, generating $6,000 of additional funds, leaving 792,353 warrants outstanding in relation to this placement.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

Effective December 18, 2018, the Company issued a unit purchase option to Dawson James Securities, Inc. the then placement agent, to purchase 9,710 shares and 9,710 warrants. The Company has classified this option as equity. The unit purchase option has a term of three years and an exercise price of $13.00 per unit.

NOTE 12 – OTHER ITEMS

(a)            COVID-19 Pandemic

The outbreak of COVID-19 originating in Wuhan, China, in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the global outbreak of COVID-19 and are working with our employees, suppliers and other stakeholders to mitigate the risks posed by its spread, COVID-19 is not expected to have any long-term detrimental effect on the Company’s success. While key suppliers have not been accessible throughout the whole period of the outbreak, we have, to date, been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak. We have also seen a surge in the uptake of technologies for remote and patient self-monitoring, which therefore potentially enhances the prospects for the likes of the Company and its CGM product and planned digital healthcare offering.

(b)            Investor relations agreements

The Company has entered into contracts with several investor relations specialists to help support the ongoing financing activities of the business.

During the fiscal year ended March 31, 2021, the Company entered into a contractual agreement with a new investor relations company, the term of which was set at 12 months with the related compensation being paid via a mixture of cash and common stock. Total stock-based compensation expense for the year ended March 31, 2021, in relation to this was $50,000. In addition to this, $59,000 was paid by way of stock-based compensation to two additional investor relations companies, whose services were terminated during the year.

During the fiscal year ended March 31, 2020, the Company engaged two different investor relations companies to act on its behalf. One contract ended in May 2019 with total stock-based compensation expense for the year of $17,888; the other contract resulted in cash fees expensed for the year of $59,500 with 16,250 shares issued and expensed to investor relations for consideration of $116,461.

(c)            Management Consulting Agreement

During the year ended March 31, 2020, the Company continued to work with a management consulting company, services for which were terminated during that period. The scope of the agreement covered a range of services and resulted in a cash expense totalling $186,176 and stock-based compensation of $98,150 being paid.

During the year ended March 31, 2021, no similar consulting services were engaged aside from those noted above in respect to specialist investor relations.

(d)            Debt Financing

During the year ended March 31, 2020, the Company entered into an agreement with a bank to finance an invoice payable related to an insurance policy. The principal was $132,342 to be repaid over 9 monthly payments with interest charged at an annual percentage rate of 13.9%. This policy was cancelled and repaid in full.

A second insurance policy was entered into by the Company with a bank to finance an invoice payable related to an insurance policy. The principal was $123,451 to be repaid over three quarterly payments with interest charged at an annual percentage rate of 5.28%. The remaining balance of $82,555 is included within other liabilities and accrued expenses on the March 31, 2020, consolidated balance sheet.

During the year ended March 31, 2021, the Company settled all outstanding liabilities relating to this debt financing.

NEMAURA MEDICAL INC.

Notes to Consolidated Financial Statements

NOTE 13 – Subsequent Events

Exercise of Warrants

Subsequent to March 31, 2021, and through June 28, 2021, the Company raised gross proceeds of $2,963,658 from the exercise of warrants and the issuance of 366,892 shares at an average exercise price of $8.08 per share.

Dissolution of Region Green Limited

During the year ended March 31, 2021, the board of directors determined that there was no longer a requirement to retain the existing group structure and that an opportunity existed to simplify this by removing the intermediary holding company, Region Green Limited (“RGL”), a company incorporated within the British Virgin Islands. It was therefore determined that this group company be dissolved at the earliest convenient date, which transpired to be April 23rd, 2021.

All assets and liabilities held by RGL were transferred up to the immediate and ultimate parent, Nemaura Medical Inc. on March 5th, 2021, in advance of the RGL being dissolved. There is no financial impact to the consolidated results of the Company as a consequence of this.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected on a timely basis.

Our internal control over financial reporting includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

2. Provide reasonable assurance that the transaction is recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

Regulations under the Exchange Act require public companies including our Company, to evaluate any change in our “internal control over financial reporting” as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.

On this basis, the evaluation completed by management for the year ended March 31, 2020, concluded that that our internal control over financial reporting was not effective for the following reasons:

• Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.

• Management identified that there was a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review non-routine or complex transactions undertaken by the Company.

• Related party transactions. Specifically, that there were limited policies and procedures to ensure that financial statement disclosures reconcile fully to the underlying accounting records and that Board approval of these transactions is not documented.

Having actioned the remediation plan, as set-out by management in the March 31st, 2020, Form 10-K, management have updated their assessment of the Company’s internal control environment as it relates to Financial Reporting, to assess the impact of the actions taken as part of the remediation plan, which include the following:

•        Recruitment of a suitably qualified Chief Financial Officer, with significant experience of U.S. GAAP and the ability to provide financial expertise and guidance in relation to the assessment of complex / non-routine transactions that the Company may, from time to time, undertake.

•        Following the recruitment of the new Chief Financial Officer, a review was performed over the finance team roles and responsibilities, which resulted in actions being taken to design and embed a structure that now provides an appropriately robust, and comprehensive, set of segregation of duties protocols that underpins the financial control environment now operated.

•        Similarly, the Chief Financial Officer initiated and led a review of the IT control environment as pertaining to the access controls in place for the Company’s IT applications; as a consequence of which it was concluded that while no undue access had been experienced by the Company, there was an opportunity to strengthen the existing access control environment which led to the existing access controls being re-set and centralized in order to provide further mitigation of any risk in this area.

•        Continued to work with third party advisors to test items previously identified as weaknesses, to conclude that these items are now no longer representative of an environment that is subject to material weakness.

Management also notes that the remediation plan steps taken to achieve this positive change over our internal controls over financial reporting, have been delivered despite the impact of the COVID-19 pandemic upon the work environment. We continually monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness; there were no significant changes noted during the year as a consequence of the impact of COVID-19 upon the Company’s internal control environment.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names as of the date hereof.

Name	Age	Position	Date of Appointment
Dewan Fazlul Hoque Chowdhury	48	Chief Executive Officer, President and Director	December 24, 2013
Justin Mclarney	49	Chief Financial Officer	September 15, 2020
Bashir Timol	46	Director, Chief Business Officer	December 24, 2013 April 9, 2018
Thomas Moore	57	Independent Director	August 3, 2017
Dr. Salim Natha	54	Independent Director	July 26, 2017
Timothy Johnson	37	Independent Director	July 17, 2017

Our directors hold office until the earlier of their death, resignation, or removal or until their successors have been qualified.

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

Justin Mclarney. Mr. Mclarney joined the business as Chief Financial Officer in September 2020, having over 20 years’ experience in corporate and international financial management, accounting, and process development and control. He has a strong track record of driving profitable growth across businesses encompassing ecommerce, retail, logistics and supply chain operations at an international level. Mr. Mclarney has held various Senior Finance & Operational roles, including most recently the position of Senior Director, International Finance at Lands’ End Inc. from January 2016 to May 2020 where he was responsible for all Finance teams across the European and Japanese business units. From February 2007 to September 2015, Mr. Mclarney worked for Office Depot in a range of increasingly senior roles culminating in the Senior Director of Finance for the European Contract business. Prior to this, he spent over 10 years in practice, the final 7 years of which was with Ernst & Young LLP. Before transitioning to become a qualified Chartered Accountant, Mr. Mclarney studied Law and obtained his Legal Practice Certificate.

Bashir Timol. Mr. Timol has served as member of the board of Nemaura Medical since formation in December 2013. He has co-founded, managed, and funded several biotech and life science companies, and led the investment consortium that provided capital for the initial two funding rounds for Nemaura Medical. Mr. Timol obtained his Bachelor of Arts degree in Economics from the University of Central Lancashire, UK.

Timothy Johnson. Mr. Johnson was elected as a director in July 2017. He is currently serving in executive positions in several tax consultancy and accountancy businesses in the UK. He is a practicing Chartered Tax Adviser and holds a first-class Master of Science in Mathematics and Physics from the University of Manchester, UK. Mr. Johnson’s work involves in depth review and analysis of financial statements on a daily basis, and he has significant experience in matters relating to financial accounts, tax, financial management, financial regulatory requirements and anti-money laundering requirements.

Thomas Moore. Mr. Moore was elected as a director in August 2017. He is currently working as a director, tax consultant and co-owner of a tax consultancy and pensions administration business (WestBridge), having built up three decades of experience in accounting and consulting fields at leading accounting firms including Grant Thornton, KPMG and PricewaterhouseCoopers. Throughout the last five years, Mr. Moore has held his current role with WestBridge since May 2017 and before that was a Director with Grant Thornton UK PLC. He is a practicing Chartered Tax Adviser and earned his first-class Bachelor of Arts in French and Russian from the University of Northumbria, UK. The qualifications Mr. Moore brings to the role include a wealth of experience in matters relating to accounts, financial management and financial regulatory requirements including his current experience as an MLRO in two companies.

Dr. Salim Natha. Dr. Natha was elected as a director in July 2017. He is currently practicing as an Eye Surgeon in the UK National Health Service (NHS), and is the clinical lead for a retinopathy screening program for over 20,000 diabetics in the Ashton, Wigan and Leigh region. He has published several articles in the medical literature and is a peer reviewer for the English National Diabetic Retinopathy Screening Program. Dr. Natha graduated with honours from the University of Liverpool Medical School.

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

Audit Committee

Our Audit Committee is comprised of our independent directors: Thomas Moore, Dr. Salim Natha and Timothy Johnson. Mr. Johnson qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

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

Our Compensation Committee consists of Thomas Moore, Dr. Salim Natha and Timothy Johnson. Dr. Salim Natha serves as chair of the Compensation Committee.

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

Our Corporate Governance and Nominating Committee consists of Thomas Moore, Dr. Salim Natha and Timothy Johnson. Mr. Johnson serves as chair of the Corporate Governance and Nominating Committee.

Material Changes to Procedures by which Security Holders May Recommend Board Nominees

None.

Board Leadership Structure and Role in Risk Oversight

Dr. Chowdhury holds the positions of chief executive officer, and chairman of the board of the Company. Prior to the appointment of Mr. Justin Mclarney to the role of chief financial officer as of September 15, 2020, Dr. Chowdhury also acted as interim chief financial officer. The board believes that Dr. Chowdhury’s services as both chief executive officer and chairman of the board is in the best interest of the Company and its shareholders. Dr. Chowdhury possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

–	The Audit Committee assists the board with the oversight of our financial reporting, independent auditors, and internal controls. It is charged with identifying any flaws in business management and recommending remedies, detecting fraud risks and implementing anti-fraud measures. The audit committee further discusses Nemaura’s policies with respect to risk assessment and management with respect to financial reporting.

–	The Compensation Committee oversees compensation, retention, succession and other human resources-related issues and risks.

–	The Corporate Governance and Nominating Committee overviews risks relating to our governance policies and initiatives.

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

ITEM 11. EXECUTIVE COMPENSATION.

2021 Summary Compensation Table

This table provides disclosure, for fiscal years 2021 and 2020, of the compensation paid to our named executive officers.

Named Executive Officer and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		$	$	$	$
Dr. D.F.H. Chowdhury Chief Executive Officer (Principal Executive Officer)	2021	104,840		3,368	108,208
	2020	101,707	—	2,063	103,770
Justin McLarney Chief Financial Officer (Principal Financial Officer)*	2021	67,107	—	1,162	68,269
	2020	—	—	—	—

* Mr. McLarney joined the Company on September 15, 2020, before which Dr. D.F.H. Chowdhury acted as Interim Chief Financial Officer and Interim Principal Financial and Accounting Officer.

Dr. D.F.H. Chowdhury

We entered into an employment agreement with Dr. D.F.H. Chowdhury on November 2, 2013. Dr. D.F.H. Chowdhury’s contract is for an unspecified period. He may leave the Company with notice, or the Company may terminate his contract with notice. Termination may be with or without cause. Dr. D.F.H. Chowdhury receives an annual salary of £80,000 pounds sterling or $104,000. Our contract with Dr. D.F.H. Chowdhury does not include any provision for stock options or equity incentives.

Under the executive employment agreement Dr. D.F.H. Chowdhury’s annual salary was adjusted on a pro rata basis to reflect only work that was performed for Nemaura Medical Inc. The disclosure set forth in the table reflects his pro rata compensation for the periods ending March 31, 2021 and March 31, 2020, respectively.

Mr. McLarney

We entered into an employment agreement with our Chief Financial Officer, Mr. Justin Mclarney on September 15, 2020. Mr Mclarney’s contract is for an unspecified period. He may leave the Company with notice, or the Company may terminate his contract with notice. Termination may be with or without cause. Mr Mclarney receives an annual salary of £90,000 pounds sterling (approximately $118,000). Our contractual arrangements with Mr Mclarney allow for stock options or equity incentives to be provided upon certain conditions having been met.

Outstanding Equity Awards for fiscal year ended March 31, 2021.

We have not currently granted any stock-based compensation to employees of the Company.

Potential payments upon termination or change-in-control.

None. Upon termination by us or Dr. D.F.H. Chowdhury, officers shall only be entitled to receive their base salary through the date of termination.

Director Compensation

Each of our independent directors receive annual fees of £5,000 pounds sterling (approximately $6,553) for the year ended March 31, 2021, for their service on our board of directors and committees. We currently have no plan for compensating our executive directors for their services in their capacity as directors. Although we have agreements with each of our independent directors to serve on our board, in which we provide for the grant of options, at this time no such option grants have been made and no equity compensation plan has been approved.

Name	Fees Earned or paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)	Total ($)
Timothy Johnson	6,553	—	—	6,553
Dr. Salim Natha	6,553	—	—	6,553
Thomas Moore	6,553	—	—	6,553

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information as of March 31, 2021, regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o NEMAURA MEDICAL INC., Advanced Technology Innovation Centre, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom LE11 3QF.

Amount and Nature of Beneficially Ownership

Name of Beneficial Owner	Number	Percentage[1]
Dr. D.F.H. Chowdhury	8,753,700	38%
Justin Mclarney	—	—
Bashir Timol	2,708,210	12%
Timothy Johnson	—	—
Dr. Salim Natha	419,390	2%
Thomas Moore	—	—
All Executive Officers and Directors as a Group (6 persons)	11,881,300	52%
Holders of 5% or more of our common stock
Ismail, Sufyan	2,270,525	10%
1 Based upon 22,941,157 shares of our common stock outstanding at March 31, 2021.

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

Total costs charged to us by Pharma and NDM were $2,441,108 for the year ended March 31, 2021.

The following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2021 and 2020.

	March 31,
	2021 ($)	2020 ($)
Liability due to related parties at beginning of year	830,093	964,679
Amounts invoiced by Pharma to DDL, NM and TCL	2,441,108	1,800,517
Amounts invoiced by DDL to Pharma	(17,213)	(10,963)
Amounts paid by DDL to Pharma	(3,209,084)	(1,897,222)
Foreign exchange differences	103,891	(26,918)
Liability due to related parties at end of year	148,795	830,093

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended March 31, 2021 and 2020 by Mayer Hoffman McCann P.C.

	2021 ($)	2020 ($)
Audit Fees	123,385	181,300
Audit Related Fees	83,500	118,850
Tax Fees	10,000	10,000
Other Fees	28,250	—
Totals	245,135	310,150

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

Audit Committee Pre-Approval Policy

Under provisions of the Sarbanes-Oxley Act of 2002, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Audit Committee must pre-approve the engagement of our principal accountant to provide audit and permissible non-audit services. The Audit Committee has not established any policies or procedures other than those required by applicable laws and regulations.

Our independent auditor, Mayer Hoffman McCann P.C., leases substantially all of its personnel who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

4.3	Description of Registrant’s Securities
10.1	Employment Agreement dated November 1, 2013, between the Company and Dewan F.H. Chowdhury (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
10.2	Exclusive Rights License Agreement between Dallas Burston Pharma (DBP) Jersey Limited and Dermal Diagnostics Limited, dated March 31, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-194857), filed July 11, 2014)
10.3	Assignment Agreement between NDM Technologies Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-194857), filed July 30, 2014)
10.4	Assignment Agreement between Nemaura Pharma Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-194857), filed July 30, 2014)
10.5+	License, Supply and Distribution Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.6	Form of Common Stock Exchange Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 7, 2017)
10.7+	Joint Collaboration Agreement, between Dallas Burston Ethitronix (Europe) Limited and Nemaura Medical Inc., dated May 21, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2018)
14.1	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
21.1*	Subsidiaries
23.1	Consent of Mayer Hoffman McCann P.C.
31.1*	Rule 13a-14(a)/15d-14(a) – Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Comprehensive Loss, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements

•	*Filed herewith.
•	+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 29, 2021, by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

/s/ Dr. D.F.H. Chowdhury

Dr. D.F.H. Chowdhury

President and Chief Executive Officer (Principal Executive Officer)

/s/ Justin Mclarney

Justin Mclarney

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. D.F.H. Chowdhury	President, Chief Executive Officer and Director	June 29, 2021
Dr. D.F.H. Chowdhury	(Principal Executive Officer)

/s/ Bashir Timol	Director	June 29, 2021
Bashir Timol

/s/ Timothy Johnson	Director	June 29, 2021
Timothy Johnson

/s/ Salim Natha	Director	June 29, 2021
Salim Natha

/s/ Thomas Moore	Director	June 29, 2021
Thomas Moore

