Form 10-Q
period 2021-06-30
Nemaura Medical Inc.
filed 2021-08-16
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☑	Smaller reporting company☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The number of shares of common stock, par value $0.001 per share, outstanding as of August 13, 2021 was 23,308,039.

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

1

NEMAURA MEDICAL INC.

INDEX TO QUARLTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2021 (Unaudited)	As of March 31, 2021
	($)	($)
ASSETS
Current assets:
Cash	31,259,753	31,865,371
Prepaid expenses and other receivables	1,819,724	1,269,513
Accounts receivable - related party	107,788	—
Inventory	882,204	850,622
Total current assets	34,069,469	33,985,506

Other assets:
Property and equipment, net of accumulated depreciation	255,899	202,145
Intangible assets, net of accumulated amortization	1,357,299	1,055,256
Total other assets	1,613,198	1,257,401
Total assets	35,682,667	35,242,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	107,796	253,694
Liability due to related parties	—	148,795
Other liabilities and accrued expenses	543,604	180,552
Notes payable, current portion	11,142,795	5,733,370
Deferred revenue	628,589	103,470
Total current liabilities	12,422,784	6,419,881

Non-current portion of notes payable	14,025,742	19,188,724
Non-current portion of deferred revenue	1,266,742	1,276,130
Total non-current liabilities	15,292,484	20,464,854
Total liabilities	27,715,268	26,884,735

Commitments and contingencies:

Stockholders’ equity:
Common stock, $0.001 par value, 42,000,000 shares authorized and 23,308,049 and 22,941,157 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	23,308	22,941
Additional paid-in capital	35,007,626	32,044,335
Accumulated deficit	(27,188,396)	(23,844,671)
Accumulated other comprehensive income	124,861	135,567
Total stockholders’ equity	7,967,399	8,358,172
Total liabilities and stockholders’ equity	35,682,667	35,242,907

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in Dollars, except Share Amounts)

	Three Months Ended June 30,
	2021	2020

Revenue:	—	—
Total revenue	—	—

Operating expenses:
Research and development	288,484	315,312
General and administrative	1,332,185	595,720
Total operating expenses	1,620,669	911,032

Loss from operations	(1,620,669)	(911,032)

Interest expense	(1,723,056)	(189,024)
Net loss	(3,343,725)	(1,100,056)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(10,706)	4,823
Comprehensive loss	(3,354,431)	(1,095,233)

Net loss per share, basic and diluted	(0.14)	(0.05)
Weighted average number of shares outstanding	23,109,897	20,879,446

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended June 30, 2021 and 2020 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount ($)	Capital ($)	Deficit ($)	(Loss) / Income ($)	Equity ($)
Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Foreign currency translation adjustment	—	—	—	—	(10,706)	(10,706)
Net loss	—	—	—	(3,343,725)	—	(3,343,725)
Balance at June 30, 2021	23,308,049	23,308	35,007,626	(27,188,396)	124,861	7,967,399

Balance at March 31, 2020	20,850,848	20,851	16,589,272	(17,586,075)	(336,992)	(1,312,944)
Issuance of common shares under ATM financing, net of costs of $122,913	393,352	393	3,973,777	—	—	3,974,170
Exercise of warrants	37,933	38	394,437	—	—	394,475
Foreign currency translation adjustment	—	—	—	—	4,823	4,823
Net loss	—	—	—	(1,100,056)	—	(1,100,056)
Balance at June 30, 2020	21,282,133	21,282	20,957,486	(18,686,131)	(332,169)	(1,960,468)

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2021 ($)	2020 ($)

Cash Flows From Operating Activities:
Net loss	(3,343,725)	(1,100,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,133	20,168
Accretion of debt discount	1,723,056	188,579
Stock-based compensation	—	59,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	(550,211)	152,438
Inventory	(31,583)	(54,085)
Accounts payable	(145,898)	(103,135)
Liability due to related parties	(256,583)	(284,453)
Other liabilities and accrued expenses	363,052	43,950
Deferred revenue	515,731	—
Net cash used in operating activities	(1,690,028)	(1,077,594)

Cash Flows from Investing Activities:
Capitalized patent costs	(22,714)	(10,283)
Capitalized software development costs	(293,285)	—
Purchase of property and equipment	(82,222)	(1,999)
Net cash used in investing activities	(398,221)	(12,282)

Cash Flows from Financing Activities:
Costs incurred in relation to equity financing	—	(61,424)
Commission paid on note payable	—	(325,000)
Proceeds from issuance of notes	—	4,943,074
Proceeds from issuance of common stock in relation to equity financing	—	2,047,462
Proceeds from warrant exercise	2,963,658	394,475
Repayments of note payable	(1,500,000)	—
Repayment of insurance financing	—	(40,936)
Net cash provided by financing activities	1,463,658	6,957,651

Net (decrease) increase in cash	(624,591)	5,867,775
Effect of exchange rate changes on cash	18,973	(20,948)
Cash at beginning of period	31,865,371	106,107
Cash at end of period	31,259,753	5,952,934

Supplemental disclosure of non-cash financing activities:
Prepayment of equity compensation	25,000	—
Increase in stock subscriptions receivable	—	1,988,132

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

Nemaura is a Nevada holding company organized in 2013. Nemaura owns 100% owns 100% of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation (“DDHL”) formed on December 11, 2013, which in turn owns 100% of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 (“DDL”), and 100% of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 (“TCL”).

DDL is a diagnostic medical device company headquartered in Loughborough, Leicestershire, England, and is engaged in the discovery, development, and commercialization of diagnostic medical devices. The Company’s initial focus has been on the development of the sugarBEAT® device, which consists of a disposable patch containing a sensor, and a non-disposable miniature wireless transmitter with a re-chargeable power source, which is designed to enable trending or tracking of blood glucose levels. While the Company’s key operations and assets are located in England, the Company has recently commenced commercial operations in the United States.

During the fiscal year ended March 31, 2021, the Board of Directors assessed the adequacy of the group’s organizational structure and concluded that the intermediate holding company that sat below Nemaura Medical Inc., Region Green Limited (a British Virgin Islands corporation), was no longer required as the entity had been effectively dormant since inception and no longer represented a requirement to be maintained. It was therefore determined that Region Green Limited should be unwound, with the intention that the assets held by Region Green Limited be transferred up to Nemaura Medical Inc. following which Region Green Limited would be dissolved.

The transfer of assets took place on March 5, 2021 and Region Green Limited was formally dissolved as of April 23, 2021.

The following diagram illustrates Nemaura’s corporate structure as of June 30, 2021:

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $27,188,396 as of June 30, 2021. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, and a Pre-Market Application (“PMA”) to the U.S. Food and Drug Administration (“FDA”) for sugarBEAT® is currently under review.

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

The Company has $31,259,753 of readily available cash at June 30, 2021, and management has evaluated the expected expenses to be incurred in relation to its available cash and has determined that the Company has the ability to continue as a going concern for at least one year subsequent to the date of issuance of these unaudited condensed consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

(a)    Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months ended June 30, 2021 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, as filed with the SEC.

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

(b)	Changes to significant accounting policies

Derivative Financial Instruments

Derivative financial instruments are used as part of the overall strategy to manage exposure to foreign currency primarily associated with fluctuations in foreign currency exchange rates. Derivative financial instruments are included in the consolidated balance sheets and are measured at fair value on a recurring basis.

The Company is exposed to the impact of foreign currency exchange fluctuations as a significant proportion of our expenses are incurred within our UK subsidiary which is denominated in Great Britain Pounds Sterling (“GBP”), with the remaining portion denominated in U.S. dollars and a small amount in Euro’s (“EUR”). In addition to this we hold the majority of our cash in USD, with amounts also held in GBP and, to a much smaller amount, in EUR’s. The Company’s objective is to reduce the volatility associated with these foreign exchange rate changes to allow management to focus our attention on our core business strategy and objectives. Accordingly, during the three month period ended June 30, 2021 the Company entered into a target accrual redemption forward contract (“TARF”) agreement to sell USD and buy GBP across 25 defined monthly fixings, in order to fix the costs associated with the foreign currency exchange fluctuations associated with its GBP denominated expenses. These fixings allow for $250,000 to be converted to GBP at a fixed rate of $1.369 subject to the spot rate on the fixing date being above the fixed rate. Should the spot rate fall below the fixed rate on the scheduled fixing date, the Company is obligated to convert $500,000 to GBP at the fixed rate. The exchange rate range experienced by the company over the last 2 years for USD : GBP has seen a high of approximately $1.163 in March 2020 and a low of approximately $1.423 in June 2021. Cumulative profit on the sale of USD is capped at an aggregate of approximately $55,000 over the shorter of the life of the contract fixings or the utilization of the cap.

At June 30, 2021, the Company held a forward contract to sell up to $12.5 million, which when remeasured at fair value generated a loss of $63,068 which has been captured within the other comprehensive loss for the period. No such similar derivative financial instrument was in place at March 31, 2021 or June 30, 2020.

The Company’s foreign currency forward contracts are measured at fair value on a recurring basis and are classified as Level 2 under our fair value of financial instruments policy, as set out in the March 31, 2021 Form 10-K.

There have been no other material changes to our significant accounting policies from those detailed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, as filed with the SEC on June 29, 2021.

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

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement (the “Marketing Rights Agreement”) with an unrelated third party (the “Licensee”), that granted to the Licensee the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.38 million and $1.38 million as of June 30, 2021 and March 31, 2021, respectively), which is wholly non-refundable, upon signing the Marketing Rights Agreement. The upfront payment received from the Marketing Rights Agreement has been deferred and will be recorded as income over the term of the Marketing Rights Agreement. Consequently, approximately $115,000 and $103,000 of the deferred revenue has been classified as a current liability as of June 30, 2021 and March 31, 2021, respectively.

The Company is in ongoing dialogue with the Licensee about the timing of its plans with respect to its product launch. The current expectation is for this to occur in the quarter ending December 31, 2021, with the initial order placed with the Company in April 2021 being scheduled to commence delivery during the quarter ending September 30, 2021, in order to enable the Licensee to hold inventory on-hand to support their launch. Under the terms of the contact, the Company is able to issue a ‘deposit’ invoice to cover costs for purchases directly incurred in order to service orders made by the Licensee, as such an invoice was raised at the end of the quarter for approximately $513,000 and will be recorded as income once delivery of the order commences. As at June 30, 2021 this invoice has been treated as deferred revenue within current liabilities with the debit balance being captured within other receivables, the cash payment for which is anticipated in line with the agreed standard contractual terms.

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
10

The table below provides a summary of activity between the Company and Pharma and NDM for the three months ended June 30, 2021 and 2020, and the year ended March 31, 2021.

	Three Months Ended June 30, 2021 (unaudited) ($)	Three Months Ended June 30, 2020 (unaudited) ($)	Year Ended March 31, 2021 ($)
Amounts due to related parties at beginning of period	148,795	830,093	830,093
Amounts invoiced by Pharma to DDL, NDM and TCL (1)	597,594	298,999	2,441,108
Amounts invoiced by DDL to Pharma	—	—	(17,213)
Amounts paid by DDL to Pharma	(856,904)	(582,089)	(3,209,084)
Foreign exchange differences	2,727	(2,922)	103,891
Amounts due from / to related parties at end of period	(107,788)	544,081	148,795

(1)	These amounts are primarily incurred as a result of research and development expenses charged to the Company by Pharma.

The Company routinely reviews its condensed consolidated statements of cash flows presentation of related party transactions for financing or operating classification based on the underlying nature of the item and intended repayment.

NOTE 5 – NOTES PAYABLE

NOTE PURCHASE AGREEMENT 1

On April 15, 2020, the Company entered into a note purchase agreement (the “Note Purchase Agreement 1”) by and among the Company, DDL, TCL and a third-party investor (the “Investor”).

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

As of June 30, 2021, long-term debt matures as follows:

Year Ending	Notes Payable ($)
2022	11,142,795
2023	14,025,742
Total	25,168,537

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three month period ended June 30, 2021, 366,892 warrants were exercised, generating gross proceeds of $2,963,658. There was a total of 1,573,098 warrants outstanding at this date. No other shares were issued during this period.

During the three month period ended June 30, 2020, a total of 393,352 shares were issued, generating gross proceeds of $4,097,083 with associated costs of $122,913. $1,986,038 was received net of ATM financing costs through June 30, 2020 and $1,988,132 was presented as stock subscriptions receivable as of June 30, 2020 and was collected on July 1, 2020.

During the three month period ended June 30, 2020, 37,933 warrants were exercised, generating $394,475 in additional funds. At June 30, 2020 there were 147,637 warrants outstanding.

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three months ended June 30,
	2021	2020
	($)	($)
Net loss attributable to common stockholders	(3,343,725)	(1,100,056)
Weighted average basic and diluted shares outstanding	23,109,897	20,879,446
Basic and diluted loss per share:	(0.14)	(0.05)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted loss per share calculation.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three month period ended June 30, 2021 warrants to purchase 1,573,098 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were excluded from the calculation of diluted loss per share. For the three month period ended June 30, 2020 1,147,637 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

NOTE 7 – OTHER ITEMS

(a) COVID-19 Pandemic

The outbreak of COVID-19 originating in Wuhan, China, in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the impact of COVID-19 on our own operations and are working with our employees, suppliers and other stakeholders to mitigate the risks posed by its spread, COVID-19 is not expected to have any long-term detrimental effect on the Company’s success. While key suppliers have not been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak. We have also seen a surge in the uptake of technologies for remote patient monitoring and patient self-monitoring, which potentially enhances the prospects for the Company, its CGM product and its planned digital healthcare offering.

(b) Management consultancy agreements

During the three month period ended June 30, 2021 and 2020, the Company did not issue any restricted common stock to management consultants; the stock based compensation expense during the three month period ended June 30, 2020 of $59,000 related to the release of prepayments and accrued expenses.

(c) Investor relations agreements

The Company has entered into contracts with several investor relations specialists to help support the ongoing financing activities of the business.

During the three month periods ended June 30, 2021, and 2020, fees paid to an investor relations company were $122,000 and $21,000, respectively.

(d) Subsequent events

On July 23, 2021, Nemaura Medical Inc. (the “Company”) entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”) pursuant to which the Company may offer and sell from time to time to or through the Agent shares of the Company’s common stock, $0.001 par value per share (“Common Stock”).

The offer and sale of shares of Common Stock through the Agent will be made pursuant to the Registration Statement on Form S-3 (File No. 333-230535), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 8, 2019, and a related prospectus supplement filed with the SEC on the date hereof pursuant to which the Company is offering shares of its Common Stock having an aggregate offering price of up to $100,000,000.

Under the ATM Agreement, the Company may offer and sell shares of Common Stock through the Agent by any method deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Capital Market, sales made to or through a market maker other than on an exchange or otherwise, directly to the Agent as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. If the Company elects to utilize the ATM Agreement, the Agent would be obligated to use commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulations to sell such shares in accordance with the Company’s instructions (including as to price, time or size limit or other parameters or conditions the Company may impose). The Company will pay the Agent a commission of 3.0% of the gross sales price of any shares of Common Stock sold under the ATM Agreement. The Company has also provided the Agent with customary indemnification rights and has agreed to reimburse the Agent for certain specified expenses up to $20,000 plus up to $2,500 per quarter while the ATM Agreement remains in effect.

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of Common Stock under the ATM Agreement. The Company or the Agent may terminate the ATM Agreement by providing notice to the other party. The Company intends to use the net proceeds from any ATM offering for general corporate purposes, which include, but are not limited to, the targeted launch of sugarBEAT® into other European markets outside of the UK; the development of the subscription-based service for the US under the Wellness category that was launched in December 2020; establishing a business-to-consumer offering for a metabolic health program; research and development of our BEAT platform for other, non, CGM purposes, such as Lactate monitoring, as well as potential acquisition of other companies, products or technologies that are complementary to the delivery of our mission. Accordingly, our management will have broad discretion as to the use of the net proceeds from any ATM offering under this agreement.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" below, and "Item 1A. Risk Factors" in our Annual Report filed on Form 10-K for the fiscal year ended March 31, 2021, as the same may be updated from time to time, for a discussion of the uncertainties, risks and assumptions associated with these statements

Overview

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

CE approval was granted by the European Notified Body BSI in May 2019, allowing the product to be made available for commercial sale, this approval is subject to an annual review of the underlying ISO 13485 accredited Quality Management System, the accreditation was successfully renewed during November 2020. In conjunction with the UK licensee (DB Ethitronix), the Company commenced a phase 1 launch whereby devices were made available to limited cohorts of users to gauge their feedback so that any fine-tuning could be completed prior to a mass market launch. A larger market launch is expected to commence in the UK in the coming months via the UK licensee, whereby sugarBEAT® will be available via a number of subscription models the exact nature of which is at the discretion of the UK licensee. In order to support the larger launch, the UK licensee placed their initial order with the Company at the end of April 2021, and the Company is currently gearing up production to deliver against this over the coming months. In addition to this a 24 month forecast for expected future orders was also received from the UK licensee to enable the Company to establish future production volume estimates.

In July 2020, Nemaura filed a PMA application with the FDA to use sugarBEAT® as an adjunct to finger prick testing for blood glucose trending. We, along with other applicants, were then informed by the FDA that the approval process was currently subject to delays as a result of the FDA’s Center for Devices and Radiological Health (“CDRH”) being actively engaged in responding to the current pandemic caused by COVID-19 which resulted in staff being reallocated to other approval requests associated with COVID-19. During April 2021 the FDA confirmed that they would recommence their review of the PMA application and this is now ongoing and in-progress.

In addition to this, Nemaura established that proBEATTM which is based on the sugarBEAT® platform, can be classified under the Wellness guidance when it is used according to the FDA Wellness guidance notes, to provide prompts and educate users on factors affecting their blood sugar profiles. Nemaura launched proBEAT™ in the U.S. in December 2020, as part of a diabetes prevention and reversal program branded BEATdiabetes.life. During the quarter ended December 31, 2020, Nemaura licensed a clinically validated weight loss program for the management of diabetes from Healthimation, LLC, which was originally developed at the Joslin Diabetes Center, an affiliate of Harvard Medical School. This program, together with proBEATTM, forms the BEATdiabetes.life program currently being developed for commercialization in the United States.

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

During this period of product development, the Company has experienced recurring losses and negative cash flows from operations. As of June 30, 2021, the Company had cash balances of $31,259,753, working capital of $21,646,685, total stockholders' equity of $7,967,399 and an accumulated deficit of $27,188,396. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials, and other commercial and product development related expenses are incurred.

Management's strategic assessment includes the following potential options:

•	obtaining further regulatory approval for the sugarBEAT® device in other countries, such as the United States;
•	pursuing further capital raising opportunities to support and accelerate the commercialization strategy;
•	exploring licensing and collaboration opportunities; and
•	developing the sugarBEAT® device platform for commercialization for other applications.

COVID-19 Pandemic

The outbreak of COVID-19 originating in Wuhan, China, in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the impact of COVID-19 on our own operations and are working with our employees, suppliers, and other stakeholders to mitigate the risks posed by its spread, COVID-19 is not expected to have any long-term detrimental effect on the Company’s success as while key suppliers have not always been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during this period. We also recognize that one of the consequences of this pandemic, has been a surge in the uptake of technologies for remote monitoring of patients and patient self-monitoring, which potentially enhances the prospects for the Company, its CGM product and its planned digital healthcare offering.

Results of Operations

Comparative Results for the Three Months Ended June 30, 2021 and 2020

Revenue

There was no revenue recognized in the three months ended June 30, 2021 and 2020. In 2014, we received an upfront non-refundable cash payment of GBP 1 million (approximately $1.38 million and $1.38 million as of June 30, 2021 and March 31, 2021, respectively) in connection with an Exclusive Marketing Rights Agreement with an unrelated third party that provides the third party (the “UK Licensee”) the exclusive right to market and promote the sugarBEAT® device and related patch under its own brand in the United Kingdom and the Republic of Ireland. We have deferred this licensing revenue until sales are due to commence, and we expect to record the revenue as income over an approximately 10-year term from the date sales commence. Although the revenue has been treated as deferred at June 30, 2021, the cash payment became immediately available and has been used to fund our operations, including research and development costs associated with successfully obtaining the CE mark approval.

During the three month period ended June 30, 2021 the Company received its first order from the UK Licensee in preparation for its own product launch plan, which is anticipated to occur in the quarter ending December 31, 2021. The initial order is scheduled to commence delivery during the quarter ending September 30, 2021, in order to enable the UK Licensee to hold inventory on-hand to support its launch. Under the terms of the contact, the Company was able to issue a ‘deposit’ invoice to cover costs incurred associated with purchases directly incurred to service orders made by the UK Licensee, as such an invoice was raised at the end of the quarter for approximately $513,000. We anticipate that this will be recorded as income upon delivery of the order or in part thereof. As of June 30, 2021, this invoice has been treated as deferred revenue within current liabilities with the debit balance being captured within other receivables, the cash payment for which is anticipated in line with the agreed standard contractual terms.

Research and Development Expenses

Research and development expenses were $288,484 and $315,312 for the three months ended June 30, 2021 and 2020, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device. The decrease of $26,828 is largely driven by a reduction in sub-contractor costs as the sugarBEAT® product moves to commercial launch. Moving forward we anticipate that the cost reductions seen in this area will continue as we see a re-balancing across general and administrative expenses driven by the commercial operations of the business become more relevant albeit it is expected that the company will continue to incur expenses in this area in relation to new pipeline products are moved through their respective development phases.

General and Administrative Expenses

General and administrative expenses were $1,332,185 and $595,720 for the three months ended June 30, 2021 and 2020, respectively. These consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and wages. The increase in expenses being driven predominantly by increased wages as additional headcount has been added to support the operational scale up process across both our UK and US teams. Increases have also been seen in insurance and advertising costs which are considered to be directly related to the commercialization steps taken during the period.

We anticipate that general and administrative expenses will continue to increase moving forward, as the business transitions to a more operational focused base that will encompass an increase in functions expenses associated with sales, marketing, customer service, as well as enhancements to other existing functions.

Other Comprehensive (Loss) / Income

For the three months ended June 30, 2021 and 2020, other comprehensive (loss) / income was ($10,706) and $4,823, respectively. Currently all transactions recorded through other comprehensive (loss) / income arise from fluctuations in the USD: GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $27,188,396 through June 30, 2021. We have historically financed our operations through the issuances of equity and contributions of services from related entities. While no shares were issued during the quarter, 366,892 warrants were exercised which provided $2,963,658 of additional funding.

As of June 30, 2021, the Company had net working capital of $21,646,685 which included cash balances of $31,259,753. The Company reported a net loss for the three month period ended June 30, 2021 of $3,343,725. This loss is after taking account of interest and debt accretion charges arising from the note purchase agreements for the three month period ended June 30, 2021 of $1,723,056.

We believe the cash position as of June 30, 2021, is adequate for our current planned level of operations, through at least August 2022, which encompasses the continued establishment of commercial manufacturing operations for the supply of the sugarBEAT® device and patches in relation to our existing licensing agreements, combined with the on-going steps that the Company is taking to identify and attract market growth opportunities elsewhere.

Cash Flows

Net cash used in operating activities for the three months ended June 30, 2021 was $1,690,028 which reflected our net loss of $3,343,725, adjusted for the add back of the accretion of debt discount expense of $1,723,056 and depreciation and amortization charge of $36,133. Cash was also impacted by increases in prepayments of $550,211 and inventory of $31,583 as well as reductions in accounts payable ($145,898), related party balances ($256,583), offset by an increase in accruals of $363,052 and deferred revenue of $515,731.

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

Net cash used in investing activities was $398,221 for the three months ended June 30, 2021, which reflected patent filing costs of $22,714, the purchase of property and equipment of $82,222 and $293,285 in software development costs.

Net cash used in investing activities was $12,282 for the three months ended June 30, 2020, which reflected patent filing costs of $10,283 and the purchase of property and equipment of $1,999.

Net cash provided by financing activities for the three months ended June 30, 2021 was $1,463,658, comprising $2,963,658 of proceeds from warrants exercised offset by $1,500,000 for the scheduled repayments of notes payable.

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

Critical Accounting Policies

When we prepare our unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We believe our critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. During the three months ended June 30, 2021, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the first fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 29, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are filed as part of this report.

Exhibit No.	Document Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

Date: August 16, 2021	By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer and President (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Justin J. Mclarney
Justin J. Mclarney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

