Form 10-Q
period 2021-09-30
Nemaura Medical Inc.
filed 2021-11-12
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of November 12, 2021 was 23,308,049.

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

NEMAURA MEDICAL INC.

INDEX TO QUARLTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2021 (Unaudited)	As of March 31, 2021
	($)	($)
ASSETS
Current assets:
Cash	26,768,196	31,865,371
Prepaid expenses and other receivables	1,364,458	1,269,513
Accounts receivable - related party	503,554	—
Inventory	1,115,226	850,622
Total current assets	29,751,434	33,985,506

Other assets:
Property and equipment, net of accumulated depreciation	351,538	202,145
Intangible assets, net of accumulated amortization	1,491,068	1,055,256
Total other assets	1,842,606	1,257,401
Total assets	31,594,040	35,242,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	151,392	253,694
Liability due to related parties	—	148,795
Other liabilities and accrued expenses	602,669	180,552
Notes payable, current portion	15,829,764	5,733,370
Deferred revenue	624,588	103,470
Total current liabilities	17,208,413	6,419,881

Non-current portion of notes payable	8,794,846	19,188,724
Non-current portion of deferred revenue	1,224,797	1,276,130
Total non-current liabilities	10,019,643	20,464,854
Total liabilities	27,228,056	26,884,735

Commitments and contingencies:

Stockholders’ equity:
Common stock, $0.001 par value, 42,000,000 shares authorized and 23,308,049 and 22,941,157 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	23,308	22,941
Additional paid-in capital	35,007,626	32,044,335
Accumulated deficit	(30,682,660)	(23,844,671)
Accumulated other comprehensive income	17,710	135,567
Total stockholders’ equity	4,365,984	8,358,172
Total liabilities and stockholders’ equity	31,594,040	35,242,907

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in Dollars, except Share Amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Revenue:	—	—	—	—
Total revenue	—	—	—	—

Operating expenses:
Research and development	286,886	456,280	575,370	771,592
General and administrative	1,427,916	771,533	2,760,102	1,367,253
Total operating expenses	1,714,802	1,227,813	3,335,472	2,138,845

Loss from operations	(1,714,802)	(1,227,813)	(3,335,472)	(2,138,845)

Interest expense	(1,779,462)	(353,404)	(3,502,517)	(542,428)
Net loss	(3,494,264)	(1,581,217)	(6,837,989)	(2,681,273)

Other comprehensive loss:
Foreign currency translation adjustment	(107,151)	(19,333)	(117,857)	(14,510)
Comprehensive loss	(3,601,415)	(1,600,550)	(6,955,846)	(2,695,783)

Net loss per share, basic and diluted	(0.15)	(0.07)	(0.29)	(0.12)
Weighted average number of shares outstanding	23,308,049	22,390,114	23,209,514	21,638,907

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended September 30, 2021 and 2020 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive (Loss) / Income ($)	Total Stockholders’ Equity ($)
Balance at June 30, 2021	23,308,049	23,308	35,007,626	(27,188,396)	124,861	7,967,399
Foreign currency translation adjustment	—	—	—	—	(107,151)	(107,151)
Net loss	—	—	—	(3,494,264)	—	(3,494,264)
Balance at September 30, 2021	23,308,049	23,308	35,007,626	(30,682,660)	17,710	4,365,984

Balance at June 30, 2020	21,282,133	21,282	20,957,486	(18,686,131)	(332,169)	1,960,468
Issuance of common shares under ATM financing, net of costs of $834,280	1,601,572	1,602	10,817,707	—	—	10,819,309
Restricted shares issued as stock-based compensation to consultants and investor relations	10,000	10	63,190	—	—	63,200
Foreign currency translation adjustment	—	—	—	—	(19,333)	(19,333)
Net loss	—	—	—	(1,581,217)	—	(1,581,217)
Balance at September 30, 2020	22,893,705	22,894	31,838,383	(20,267,348)	(351,502)	11,242,427

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended September 30, 2021 and 2020 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity ($)
Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Foreign currency translation adjustment	—	—	—	—	(117,857)	(117,857)
Net loss	—	—	—	(6,837,989)	—	(6,837,989)
Balance at September 30, 2021	23,308,049	23,308	35,007,626	(30,682,660)	17,710	4,365,984

Balance at March 31, 2020	20,850,848	20,851	16,589,272	(17,586,075)	(336,992)	(1,312,944)
Issuance of common shares, net of offering costs of $957,193	1,994,924	1,995	14,791,484	—	—	14,793,479
Restricted shares issued as stock-based compensation to consultants and investor relations	10,000	10	63,190	—	—	63,200
Exercise of warrants	37,933	38	394,437	—	—	394,475
Foreign currency translation adjustment	—	—	—	—	(14,510)	(14,510)
Net loss	—	—	—	(2,681,273)	—	(2,681,273)
Balance at September 30, 2020	22,893,705	22,894	31,838,383	(20,267,348)	(351,502)	11,242,427

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2021 ($)	2020 ($)

Cash Flows From Operating Activities:
Net loss	(6,837,989)	(2,681,273)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,691	40,746
Accretion of debt discount	3,502,517	542,428
Mark-To-Market FX revaluation	270,400	—
Stock-based compensation	—	59,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	(94,945)	94,059
Inventory	(264,604)	(125,311)
Accounts payable	(102,302)	(137,999)
Liability due to related parties	(652,349)	(676,560)
Other liabilities and accrued expenses	151,717	(121,357)
Deferred revenue	469,785	—
Net cash used in operating activities	(3,476,079)	(3,006,267)

Cash Flows from Investing Activities:
Capitalized patent costs	(47,426)	(27,600)
Capitalized software development costs	(418,794)	—
Purchase of property and equipment	(220,035)	(14,032)
Net cash used in investing activities	(686,255)	(41,632)

Cash Flows from Financing Activities:
Costs incurred in relation to equity financing	—	(957,193)
Commission paid on note payable	—	(325,000)
Proceeds from issuance of notes	—	5,000,000
Proceeds from issuance of common stock in relation to equity financing	—	15,750,672
Proceeds from warrant exercise	2,963,658	394,475
Repayments of note payable	(3,800,000)	(82,555)
Net cash (used in) provided by financing activities	(836,342)	19,780,399

Net (decrease) increase in cash	(4,998,676)	16,732,500
Effect of exchange rate changes on cash	(98,499)	110,332
Cash at beginning of period	31,865,371	106,107
Cash at end of period	26,768,196	16,948,939

Supplemental disclosure of non-cash financing activities:
Release of prepayment for equity compensation	50,000	—

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

Nemaura is a Nevada holding company organized in 2013. Nemaura owns 100% of the stock in Dermal Diagnostic (Holdings) Limited, an England and Wales corporation (“DDHL”) formed on December 11, 2013, which in turn owns 100% of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 (“DDL”), and 100% of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 (“TCL”).

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

The following diagram illustrates Nemaura’s corporate structure as of September 30, 2021:

Nemaura Medical Inc.
(Nevada Corporation)
Dermal Diagnostics (Holdings) Limited
(England and Wales Corporation)
Dermal Diagnostics Limited
(England and Wales Corporation)
Trial Clinic Limited
(England and Wales Corporation)

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $30,682,660 as of September 30, 2021. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, and a Pre-Market Application (“PMA”) to the U.S. Food and Drug Administration (“FDA”) for sugarBEAT® is currently under review.

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

Going Concern Considerations

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the ongoing loss making position of the Company is considered to demonstrate an adverse condition that raises substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to alleviate the substantial doubt raised as a consequence thereof includes their ability to adjust the timing and quantum of future operational expenses, revise the loan repayment terms currently in place, and / or pursue additional capital raising opportunities.

Based on this, it is management’s assessment that the Company has alleviated the risk above and has the ability to continue as a going concern for at least one year subsequent to the date of issuance of these unaudited condensed consolidated financial statements.

Following the receipt of the CE mark approval in the EU, and in support of our plans for similar certification with the FDA in the U.S., our plan is to utilize the cash on hand to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT® device and sensor patches in our target markets.

Management's strategic plans include the following:

–	support the UK and EU launch of sugarBEAT®;
–	obtaining further regulatory approval for the sugarBEAT® device in other countries such as the U.S.;
–	exploring licensing and partnership opportunities in other territories;
–	developing the sugarBEAT® device platform for commercialization across other applications; and
–	pursue additional capital raising opportunities as required to accelerate and support the future development of the business.

NOTE 2 – BASIS OF PRESENTATION

(a)    Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months and six months ended September 30, 2021 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, as filed with the SEC.

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

The Company is exposed to the impact of foreign currency exchange fluctuations as a significant proportion of our expenses are incurred within our UK subsidiary which is denominated GBP, with the remaining portion denominated in USD and a small amount in Euros (“EUR”). In addition to this we hold the majority of our cash in USD, with amounts also held in GBP and, to a much smaller amount, in EURs. The Company’s objective is to reduce the volatility associated with these foreign exchange rate changes to allow management to focus our attention on our core business strategy and objectives. Accordingly, the Company entered into a target accrual redemption forward contract (“TARF”) agreement to sell USD and buy GBP across 25 defined monthly fixings in order to fix the costs associated with the foreign currency exchange fluctuations associated with our GBP denominated expenses. These fixings allow for $250,000 to be converted into GBP at a rate of $1.369 subject to the spot rate on the fixing date being above the fixed rate. Should the spot rate fall below $1.369 on the scheduled fixing date, the Company is obligated to convert $500,000 to GBP at the fixed rate. The exchange rate range experienced by the Company over the last two years for USD: GBP has seen a high of approximately $1.163 in March 2020 and a low of approximately $1.423 in June 2021. Cumulative profit on the sale of USD is capped at an aggregate of approximately $55,000 over the shorter of the life of the contract fixings or the utilization of the cap.

At September 30, 2021, the Company held a forward contract to sell up to $11 million, which when remeasured at fair value generated a non-cash item loss of $270,400 which has been accounted for within General and administrative expenses and on balance sheet within Other liabilities and accrued expenses. No such similar derivative financial instruments were in place at the fiscal periods ending March 31, 2021 or September 30, 2020.

The Company’s foreign currency forward contracts are measured at fair value on a recurring basis and are classified as Level 2 under our fair value of financial instruments policy, as set out in the Annual Report on Form 10-K for the year ended March 31, 2021, as filed with the SEC.

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

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands, and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement (the “Marketing Rights Agreement”) with an unrelated third party (the “Licensee”), that granted to the Licensee the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands, and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.35 million and $1.38 million as of September 30, 2021 and March 31, 2021, respectively), which is wholly non-refundable, upon signing the Marketing Rights Agreement. The upfront payment received from the Marketing Rights Agreement has been deferred and will be recorded as income over the term of the Marketing Rights Agreement. Consequently, approximately $124,000 of the $624,000 deferred revenue balance classified as a current liability as of September 30, 2021 relates to this upfront payment ($103,000 as at March 31, 2021).

The Company received an initial order in April 2021 from the Licensee, against which the Company expects to commence delivery in November 2021. Under the terms of the contact, the Company was able to issue a “deposit” invoice to cover costs for purchases directly incurred in order to service orders made by the Licensee, as such an invoice was raised with a net value of approximately $0.5 million. As at September 30, 2021, this invoice has been treated as deferred revenue within current liabilities with the debit balance being captured within other receivables, the cash payment for which was received on October 1, 2021 and so no recognition has been made for this during fiscal quarter ended September 30, 2021.

NOTE 4 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (“Pharma”), NDM Technologies Limited (“NDM”) and Black and White Health Care Limited (“B&W”) are entities controlled by the Company’s Chief Executive Officer, President, director and majority stockholder, Dewan F.H. Chowdhury. While transactions occurred during the period between the Company and Pharma, no transactions were recorded with NDM or B&W.

These unaudited condensed consolidated financial statements are intended to reflect all costs associated with the operations of DDL and TCL. Pharma has a service agreement with DDL to undertake development, manufacture, and regulatory approvals under Pharma’s ISO13485 accreditation. In lieu of these services, Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred.

The table below provides a summary of activity between the Company and Pharma for the six months ended September 30, 2021 and 2020, and the year ended March 31, 2021.

	Six Months Ended September 30, 2021 (unaudited) ($)	Six Months Ended September 30, 2020 (unaudited) ($)	Year Ended March 31, 2021 ($)
Amounts due to related party at beginning of period	148,795	830,093	830,093
Amounts invoiced by Pharma to DDL (1)	1,115,748	698,300	2,441,108
Amounts invoiced by DDL to Pharma	(2,495)	(7,060)	(17,213)
Amounts paid by DDL to Pharma	(1,770,942)	(1,388,874)	(3,209,084)
Foreign exchange differences	5,340	21,074	103,891
Amounts due (from) / to related party at end of period	(503,554)	153,533	148,795

(1)	These amounts are primarily incurred as a result of research and development expenses charged to the Company by Pharma.

NOTE 5 – NOTES PAYABLE

NOTE PURCHASE AGREEMENT 1

On April 15, 2020, the Company entered into a note purchase agreement (the “Note Purchase Agreement 1”) by and among the Company, DDL, TCL and a third-party investor (the “Investor”).

Pursuant to the terms of Note Purchase Agreement 1, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company a secured promissory note (the “2020 Secured Note”) in the original principal amount of $6,015,000. In consideration thereof, on April 15, 2020 (the closing date), (i) the Investor (a) paid $1,000,000 in cash, (b) issued to the Company (1) Investor Note #1 in the principal amount of $2,000,000 (“Investor Note #1”), and (2) Investor Note #2 in the principal amount of $2,000,000 (“Investor Note #2” and together with Investor Note #1, the “2020 Investor Notes”), and (ii) the Company delivered the 2020 Secured Note on behalf of the Company, to the Investor, against delivery of the 2020 Purchase Price. For these purposes, the “2020 Purchase Price” means the Investor’s initial cash purchase price, together with the sum of the initial principal amounts of the Investor Notes.

The 2020 Secured Note is secured by the Collateral (as hereinafter defined). The 2020 Secured Note carries an original issue discount (“OID”) of $1,000,000 (16.7%). In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the 2020 Secured Note (the “Transaction Expense Amount”). In addition to this, a payment of $325,000 was made to Ascendiant Capital Markets, LLC for structuring the agreement between both parties. The 2020 Purchase Price for the 2020 Secured Note is $4,675,000, computed as follows: $6,015,000 original principal balance, less: OID, Transaction Expense Amount, and commission paid.

The borrowing period is 24 months, and the Company shall pay the outstanding balance and all fees on maturity. A monitoring fee equal to 0.833% of the outstanding balance will automatically be added to the outstanding balance on the first day of each month. The debt less the discount and transaction expenses will be accreted over the term of the 2020 Secured Note using the effective interest method.

Security Agreement

On April 15, 2020, the Company entered into the Security Agreement by the Company, DDL and TCL, in favor of the Investor (the “2020 Security Agreement”). Pursuant to the terms of the 2020 Security Agreement, the Company granted the Investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products, and accessions thereof (the “Collateral”).

NOTE PURCHASE AGREEMENT 2

On February 8, 2021, the Company entered into an additional note purchase agreement (“Note Purchase Agreement 2”) with the Investor.  Pursuant to the terms of Note Purchase Agreement 2, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company, a secured promissory note (the “Secured Note 2”) in the original principal amount of $24,015,000. The Secured Note 2 carries an OID of $4,000,000 (16.7%), and the Company agreed to pay $15,000 to the Investor to cover the Investor’s transaction expenses. In addition to this, a commission of $1,200,000 was also payable to Ascendiant Capital Partners, LLC.

In consideration thereof, on February 9, 2021 (the “closing date”), (i) the Investor paid $20,000,000 in cash to the Company, and (ii) the Company delivered Secured Note 2 on behalf of the Company, to the Investor, against the delivery of the 2021 Purchase Price.  For these purposes, the “2021 Purchase Price” means the Investor’s initial cash purchase price. After adjusting for transaction expenses of $1,200,000, cash proceeds received were $18,800,000.

The borrowing terms for Note Purchase Agreement 2 are consistent with those of Note Purchase Agreement 1, with the borrowing period being 24 months from the date of the agreement, the Company being required to pay the outstanding balance and all fees on maturity, and a monitoring fee equal to 0.833% of the outstanding balance being automatically added to the outstanding balance on the first day of each month. The debt less discount and transaction expenses will be accreted over the term of the Secured Note 2 using the effective interest rate method.

Security Agreement

On February 8, 2021, the 2020 Security Agreement was extended to include Note Purchase Agreement 2, which is also secured against all of the Company’s assets owned as of the closing date and extends to any assets acquired at any time that the Company’s obligations under Secured Note 2 are outstanding.

As of September 30, 2021, long-term debt matures as follows:

Notes Payable ($)
Within 12 months	15,829,764
Within 24 months	8,794,846
24,624,610

NOTE 6 – STOCKHOLDERS’ EQUITY

During the six month period ended September 30, 2021, 366,892 warrants were exercised, generating gross proceeds of $2,963,658. At September 30, 2021, there were 1,573,098 warrants outstanding. No other shares were issued during this period.

During the six month period ended September 30, 2020, a total of 408,718 shares of common stock were issued under the ATM Equity Distribution Agreement that was in place at the time with Maxim Group LLC (this agreement was subsequently terminated in August 2020), which generated gross proceeds of $4,250,676 with associated costs of $127,520.

On July 30, 2020, the Company also closed an offering that saw a further 1,586,206 shares of common stock issued through Kingswood Capital Markets (the “Placement Agent”), along with warrants to purchase up to 793,103 shares of common stock, for a total deal size of approximately $10.7 million, net of the Placement Agent’s commission and related expenses, excluding any future proceeds from the exercise of the warrants.

During the six month period ended September 30, 2020, 37,933 warrants were exercised, generating $394,475 in additional funds. At September 30, 2020, there were 1,940,740 warrants outstanding.

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
	($, except share amounts)		($, except share amounts)
Net loss attributable to common stockholders	(3,494,264)	(1,581,217)	(6,837,989)	(2,681,273)
Weighted average basic and diluted shares outstanding	23,308,049	22,390,114	23,209,514	21,638,907
Basic and diluted loss per share:	(0.15)	(0.07)	(0.29)	(0.12)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted loss per share calculation.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six month periods ended September 30, 2021, warrants to purchase 1,573,098 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were excluded from the calculation of diluted loss per share. For the three and six month periods ended September 30, 2020, warrants to purchase 1,940,740 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

NOTE 7 – OTHER ITEMS

(a) COVID-19 Pandemic

The outbreak of COVID-19 in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the impact of COVID-19 on our own operations and are working with our employees, suppliers and other stakeholders to mitigate the risks posed by its spread, COVID-19 is not expected to have any long-term detrimental effect on the Company’s success. While key suppliers have not been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak. We have also seen a surge in the uptake of technologies for remote monitoring of patients and patient self-monitoring, which potentially enhances the prospects for the Company, its CGM product and its planned digital healthcare offering.

(b) Management consultancy agreements

During the six month period ended September 30, 2021 and 2020, the Company did not issue any restricted common stock to management consultants; the stock-based compensation expense during the three month period ended September 30, 2020 of $59,000 related to the release of prepayments and accrued expenses.

(c) Investor relations agreements

The Company has entered into contracts with several investor relations specialists to help support the ongoing financing activities of the business.

During the six month periods ended September 30, 2021, and 2020, fees paid for services associated with investor relations across various different providers were $323,000 and $388,000, respectively.

(d) Commitments and contingencies

As a consequence of the services provided to the Company by Pharma, the Company issued a guarantee in favour of a key third party Pharma supplier, who is only used to support Pharma’s arrangements with the Company, to secure certain materials that are currently subject to shortages brought on as a result of COVID-19. This provides for the Company to make payment against any outstanding invoices unto a value of $250,000 should Pharma be unable. This guarantee arrangement is scheduled to extend out to June 2022.

(e) Subsequent events

Nothing noted

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" below, and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as filed with the Securities and Exchange Commission, as the same may be updated from time to time, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

CE approval was granted by the European Notified Body BSI in May 2019, allowing the product to be made available for commercial sale, this approval is subject to an annual review of the underlying ISO 13485 accredited Quality Management System, the accreditation was successfully renewed during November 2020. In conjunction with the UK Licensee, the Company commenced a phase 1 launch whereby devices were made available to limited cohorts of users to gauge their feedback so that any fine-tuning could be completed prior to a mass market launch. The UK Licensee has also confirmed that they will undertake two Key Opinion Leader (“KOL”) studies in the UK for their white-labelled service offering that is supported by sugarBEAT®. The KOL studies are expected to conclude by the end of the current fiscal year with a view to providing further support for their broader ongoing marketing plans.

The UK Licensee placed an initial order for sugarBEAT® at the end of April 2021 and provided a forecast for their post-launch volume expectations which the Company has used to establish both a short and medium term view to inform our commercial operational requirements. In line with this view the Company has taken the following actions during the fiscal quarter ended September 30, 2021:

•	Entered into a new leased facility to provide the additional space requirements for commercial product assembly.
•	Increased headcount of production operatives; this will be phased in line with the volume forecasts currently available, however the Company has also factored in an ability to scale further and faster should this be required.
•	Moved forward with placing phased orders for raw materials to ensure future product availability to support both our UK Licensee while also providing for capacity to flex up further as other routes to market materialise in line with management’s commercialization program.

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

In addition to this, Nemaura established that proBEATTM, which is based on the sugarBEAT® platform, can be classified under the Wellness guidance when it is used according to the FDA Wellness guidance notes, to provide prompts and educate users on factors affecting their blood sugar profiles. Nemaura launched proBEAT™ in the U.S. in December 2020, as part of a diabetes prevention and reversal program branded BEATdiabetes.life. During the quarter ended December 31, 2020, Nemaura licensed a clinically validated weight loss program for the management of diabetes from Healthimation, LLC, which was originally developed at the Joslin Diabetes Center, an affiliate of Harvard Medical School. This program, together with proBEATTM, forms the BEATdiabetes.life program that is currently being developed for commercialization in the United States. KOL studies are being conducted to provide further marketing support of the program in preparation for a broader US-wide roll-out. While still in the relatively early stages, we are pleased with initial results and feedback received from these user-groups.

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

During this period of product development, the Company has experienced recurring losses and negative cash flows from operations. As of September 30, 2021, the Company had cash balances of $26,768,196, working capital of $12,543,021, total stockholders' equity of $4,365,984 and an accumulated deficit of $30,682,660. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials, and other commercial and product development related expenses are incurred.

Management's strategic assessment continues to include the following potential options:

•	obtaining further regulatory approval for the sugarBEAT® device in other countries, such as the United States;
•	pursuing further capital raising opportunities to support and accelerate the commercialization strategy;
•	exploring licensing and collaboration opportunities; and
•	developing the sugarBEAT® device platform for commercialization for other applications.

Recent Developments

On September 24, 2021, the Company entered into a Licence, Supply and Distribution Agreement, dated as of September 17, 2021, with MySugarWatch Duopack Limited (“MSW”). Pursuant to the terms of the agreement, the Company appointed MSW as its exclusive global licensee and distributor with regard to the Company’s sugarBEAT® non-invasive continuous glucose monitor devices and sensors (the “Products”), to be provided solely as duo-packs with prescription only medicines that are widely prescribed for Type 2 diabetes (each, a “Combination Pack”).

Pursuant to the terms of the agreement, the Company agreed to supply the Products in accordance with the terms of the agreement, and MSW agreed to purchase Products for its own account for resale.

The agreement has an initial term of 10 years, subject to earlier termination pursuant to the terms of the agreement. Either party may terminate the agreement at the end of the initial term upon 12 months’ notice. If such notice is not provided, the agreement will automatically continue after the initial 10-year term until terminated by either party giving at least 12 months' prior written notice.

COVID-19 Pandemic

The outbreak of COVID-19 in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the impact of COVID-19 on our own operations and are working with our employees, suppliers, and other stakeholders to mitigate the risks posed by its spread, COVID-19 is not expected to have any long-term detrimental effect on the Company’s success as while key suppliers have not always been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favourably to the challenges faced during this period. We also recognise that one of the consequences of this pandemic has been a surge in the uptake of technologies for remote monitoring of patients and patient self-monitoring, which potentially enhances the prospects for the Company, its CGM product and its planned digital healthcare offering.

Results of Operations

Comparative Results for the Six Months Ended September 30, 2021 and 2020

Revenue

There was no revenue recognized in the six month period ended September 30, 2021 and 2020.

The Company received its first order from our UK Licensee to support product sales in the UK, as part of a broader diabetes management service. Delivery of goods against this initial order is planned to commence in November 2021 and therefore, we expect that revenue recognition will commence in the fiscal quarter ending December 31, 2021.

The upfront non-refundable cash payment of GBP 1 million (approximately $1.35 million and $1.38 million as of September 30, 2021 and March 31, 2021, respectively) that was received in connection with the Exclusive Marketing Rights Agreement that was previously signed with the UK Licensee continues to be deferred until sales commence; we expect to record this revenue as income over an approximately 10-year term from the date sales commence. Although the revenue is treated as deferred at September 30, 2021, the cash payment became immediately available and was used to fund our operations to enable us to reach our current position.

Research and Development Expenses

Research and development (“R&D”) expenses were $575,370 and $771,592 for the six months ended September 30, 2021 and 2020, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device. The decrease of $196,222 is largely driven by a reduction in sub-contractor costs as the sugarBEAT® product moves to commercial launch. Moving forward, we anticipate that the cost reductions seen in this area will continue as we see a re-balancing across general and administrative expenses driven by the commercial operations of the business becoming more relevant, although we expect to continue to incur R&D expenses as new pipeline products are moved through their respective development phases.

General and Administrative Expenses

General and administrative expenses were $2,760,102 and $1,367,253 for the six months ended September 30, 2021 and 2020, respectively. These consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and wages. The increase in expenses was driven predominantly by increased wages as additional headcount has been added to support the operational scale up process across both our UK and US teams. Increases have also been seen in insurance and advertising costs which are considered to be directly related to the commercialization steps taken during the period. In addition to this, a non-cash item charge of $270,400 was booked as a result of the Mark-To-Market impact from the revaluation of the foreign currency forward contracts in place as at the fiscal period end.

We anticipate that general and administrative expenses will continue to increase moving forward, as the business transitions to a more operational focused base that will encompass an increase in functions expenses associated with sales, marketing, customer service, as well as enhancements to other existing functions.

Other Comprehensive Loss

For the six months ended September 30, 2021 and 2020, other comprehensive loss was $117,857 and $14,510, respectively. Currently all transactions recorded through other comprehensive loss arise from fluctuations in the USD:GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Comparative Results for the Three Months Ended September 30, 2021 and 2020

Revenue

As noted above, the business is currently pre-revenue. As such, no revenue was recognized in the three month period ended September 30, 2021 and 2020.

Research and Development Expenses

R&D expenses were $286,886 and $456,280 for the three month periods ended September 30, 2021 and 2020, respectively. This continues to be largely composed of expenditure on wages and sub-contractor activities incurred in finalizing the product design for the sugarBEATTM device in order to enable scaling of the production ability combined with costs associated with new pipeline products as they move through their respective development phases.

General and Administrative Expenses

General and administrative expenses were $1,427,917 and $771,533 for the three month periods ended September 30, 2021 and 2020, respectively. Given the nature of the Company’s activities has remained unchanged, the cost drivers in this area have also remained consistent and are largely representative of fees for legal, professional, consultancy, audit services, investor relations, insurance and wages. The increase in expenses was driven predominantly by increased wages as additional headcount has been added to support the operational scale up process across both our UK and US teams. Increases have also been seen in insurance and advertising costs which are considered to be directly related to the commercialization steps taken during the period. In addition to this a non-cash item charge of $207,332 was booked for the Mark-To-Market revaluation of the foreign currency forward contracts in place at the fiscal period end.

We anticipate that general and administrative expenses will continue to increase moving forward, as the business transitions to a more operational focused base that will encompass an increase in functions expenses associated with sales, marketing, customer service, as well as enhancements to other existing functions.

Other Comprehensive Loss

For the three months ended September 30, 2021 and 2020, other comprehensive loss was $107,151 and $19,333, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $30,682,660 through September 30, 2021. We have historically financed our operations through the issuances of equity and contributions of services from related entities. While no shares were issued during the six month period ended September 30, 2021, warrants to purchase 366,892 shares of common stock were exercised during, all of which were exercised during the fiscal quarter ended June 30, 2021, which provided $2,963,658 of additional funding.

As of September 30, 2021, the Company had net working capital of $12,543,021, which included cash balances of $26,768,196. The Company reported a net loss for the three and six month periods ended September 30, 2021 of $3,494,264 and $6,837,989, respectively. This loss is after taking account of interest and debt accretion charges arising from the note purchase agreements for the three and six month periods ended September 30, 2021 of $1,779,462 and $3,502,517, respectively.

We believe the cash position as of September 30, 2021, in conjunction with our ability to flex operational expenses, debt repayments and / or generate additional capital investment as required, is adequate for our current planned level of operations through at least November 2022. We believe that this encompasses the continued establishment of commercial manufacturing operations for the supply of the sugarBEAT® device and patches in relation to our existing licensing agreements, combined with the on-going steps that the Company is taking to identify and attract market growth opportunities elsewhere.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2021 was $3,476,079, reflecting a net loss of $6,837,989, adjusted for the add back of the accretion of debt discount expense of $3,502,517, the Mark-To-Market charge booked in relation to the revaluation of the foreign currency forward contracts of $270,400 and the depreciation and amortization charge of $81,691. Cash was also impacted by increases in inventory of $264,604 and prepayments of $94,945 as well as reductions in accounts payable ($102,302) combined with an increase in the Accounts receivable - related party balance ($652,349), all of which is directly driven by the necessary investments in working capital to support our transition to commercialization and the associated preparatory production activities in advance of commencing product delivery to our UK licensee. Offsetting these working capital investments are the increases in other liabilities and accruals of $151,717, combined with an increase in deferred revenue of $469,785, driven by the deposit invoice issued to the UK Licensee in advance of delivery, the actual cash for which was received on October 1, 2021.

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

Net cash used in investing activities was $686,255 for the six months ended September 30, 2021, which reflected patent filing costs of $47,426, the purchase of property and equipment of $220,035 driven by the procurement of cleanroom facilities and injection moulding tooling to support the operational production steps taken in advance of product delivery to the UK licensee. In addition to this, $418,794 was invested in software development costs relating to the digital health program in the US and recent Beta launch of our consumer health program.

Net cash used in investing activities was $41,632 for the six months ended September 30, 2020, which reflected patent filing costs of $27,600 and the purchase of property and equipment of $14,032.

Net cash used in financing activities for the six months ended September 30, 2021 was $836,342, comprising $2,963,658 of proceeds from warrants exercised offset by $3,800,000 for the scheduled repayments of notes payable.

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

Critical Accounting Policies

When we prepare our unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We believe our critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. During the three month and six month periods ended September 30, 2021, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 29, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are filed as part of this report.

Exhibit No.	Document Description
10.1	License, Supply and Distribution Agreement, entered into on September 24, 2021 and dated as of September 17, 2021, by and between Nemaura Medical Inc. and MySugarWatch Duopack Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2021).
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

Date: November 12, 2021	By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Justin J. Mclarney
Justin J. Mclarney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

