Form 10-Q
period 2021-12-31
Nemaura Medical Inc.
filed 2022-02-11
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

or

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
(Former name, former address, and former fiscal year, if changed since last report)

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

The number of shares of common stock, par value $0.001 per share, outstanding as of February 11, 2022 was 24,102,866.

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

2

NEMAURA MEDICAL INC.

INDEX TO QUARLTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of December 31, 2021 (Unaudited)	As of March 31, 2021
	($)	($)
ASSETS
Current assets:
Cash	23,046,278	31,865,371
Prepaid expenses and other receivables	472,358	1,269,513
Accounts receivable - related party	152,592	—
Inventory	1,384,278	850,622
Total current assets	25,055,506	33,985,506

Other assets:
Property and equipment, net of accumulated depreciation	454,272	202,145
Intangible assets, net of accumulated amortization	1,564,121	1,055,256
Total other assets	2,018,393	1,257,401
Total assets	27,073,899	35,242,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	176,619	253,694
Liability due to related parties	—	148,795
Other liabilities and accrued expenses	644,860	180,552
Notes payable, current portion	14,850,815	5,733,370
Deferred revenue	463,167	103,470
Total current liabilities	16,135,461	6,419,881

Non-current portion of notes payable	8,712,979	19,188,724
Non-current portion of deferred revenue	1,201,699	1,276,130
Total non-current liabilities	9,914,678	20,464,854
Total liabilities	26,050,139	26,884,735

Commitments and contingencies:

Stockholders’ equity:
Common stock, $0.001 par value,
42,000,000 shares authorized and 23,330,573 and 22,941,157
shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	23,331	22,941
Additional paid-in capital	35,122,012	32,044,335
Accumulated deficit	(34,114,228)	(23,844,671)
Accumulated other comprehensive (deficit) income	(7,355)	135,567
Total stockholders’ equity	1,023,760	8,358,172
Total liabilities and stockholders’ equity	27,073,899	35,242,907

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in Dollars, except Share and Per Share Amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Sales	183,628	—	183,628	—
Cost of Sales	172,393		172,393
Gross Profit	11,235	—	11,235	—

Operating expenses:
Research and development	412,341	486,957	987,711	1,258,549
General and administrative	1,391,278	581,520	4,151,380	1,948,773
Total operating expenses	1,803,619	1,068,477	5,139,091	3,207,322

Loss from operations	(1,792,384)	(1,068,477)	(5,127,856)	(3,207,322)

Interest expense	(1,639,184)	(378,220)	(5,141,701)	(920,648)
Net loss	(3,431,568)	(1,446,697)	(10,269,557)	(4,127,970)

Other comprehensive loss:
Foreign currency translation adjustment	(25,065)	371,275	(142,922)	356,765
Comprehensive loss	(3,456,633)	(1,075,422)	(10,412,479)	(3,771,205)

Net loss per share, basic and diluted	(0.15)	(0.06)	(0.44)	(0.19)
Weighted average number of shares outstanding	23,313,629	22,922,387	23,244,345	22,068,290

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2021 and 2020 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
		($)	($)	($)	($)	($)
Balance at September 30, 2021	23,308,049	23,308	35,007,626	(30,682,660)	17,710	4,365,984
Shares issued under ATM facility	22,524	23	114,386	—	—	114,409
Foreign currency translation adjustment	—	—	—	—	(25,065)	(25,065)
Net loss	—	—	—	(3,431,568)	—	(3,431,568)
Balance at December 31, 2021	23,330,573	23,331	35,122,012	(34,114,228)	(7,355)	1,023,760

Balance at September 30, 2020	22,893,705	22,894	31,838,383	(20,267,348)	(351,502)	11,242,427
Restricted shares issued as stock-based compensation to consultants and investor relations	36,702	37	159,963	—	—	160,000
Foreign currency translation adjustment	—	—	—	—	371,275	371,275
Net loss	—	—	—	(1,446,697)	—	(1,466,697)
Balance at December 31, 2020	22,930,407	22,931	31,998,346	(21,714,045)	19,773	10,327,005

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended December 31, 2021 and 2020 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
		($)	($)	($)	($)	($)
Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Shares issued under ATM facility	22,524	23	114,386			114,409
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Foreign currency translation adjustment	—	—	—	—	(142,922)	(142,922)
Net loss	—	—	—	(10,269,557)	—	(10,269,557)
Balance at December 31, 2021	23,330,573	23,331	35,122,012	(34,114,228)	(7,355)	1,023,760

Balance at March 31, 2020	20,850,848	20,851	16,589,272	(17,586,075)	(336,992)	(1,312,944)
Issuance of common shares, net of offering costs of $957,193	1,994,924	1,995	14,791,484	—	—	14,793,479
Restricted shares issued as stock-based compensation to consultants and investor relations	46,702	47	223,153	—	—	223,200
Exercise of warrants	37,933	38	394,437	—	—	394,475
Foreign currency translation adjustment	—	—	—	—	356,765	356,765
Net loss	—	—	—	(4,127,970)	—	(4,127,970)
Balance at December 31, 2020	22,930,407	22,931	31,998,346	(21,714,045)	19,773	10,327,005

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2021 ($)	2020 ($)

Cash Flows From Operating Activities:
Net loss	(10,269,557)	(4,127,970)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,751	68,310
Accretion of debt discount	5,141,701	920,648
Mark-to-market foreign exchange revaluation	199,522	—
Stock-based compensation	—	84,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	797,155	(397,926)
Inventory	(533,656)	(531,927)
Accounts payable	(77,075)	(126,910)
Liability due to related parties	(301,387)	(434,170)
Other liabilities and accrued expenses	264,786	(92,819)
Deferred revenue	285,266	—
Net cash used in operating activities	(4,353,494)	(4,638,764)

Cash Flows from Investing Activities:
Capitalized patent costs	(60,241)	(48,273)
Capitalized software development costs	(460,466)	(446,455)
Purchase of property and equipment	(359,301)	(70,547)
Net cash used in investing activities	(880,008)	(565,275)

Cash Flows from Financing Activities:
Costs incurred in relation to equity financing	(4,382)	(957,193)
Commission paid on note payable	—	(325,000)
Proceeds from issuance of notes	—	5,000,000
Proceeds from issuance of common stock in relation to equity financing	118,791	15,750,672
Proceeds from warrant exercise	2,963,658	394,475
Repayments of note payable	(6,500,000)	(300,000)
Repayment of insurance financing	—	(82,555)
Net cash (used in) provided by financing activities	(3,421,933)	19,480,399

Net (decrease) increase in cash	(8,655,435)	14,276,360
Effect of exchange rate changes on cash	(163,658)	577,318
Cash at beginning of period	31,865,371	106,107
Cash at end of period	23,046,278	14,959,785

Supplemental disclosure of non-cash financing activities:
Release of prepayment for equity compensation	50,000	25,000
Licenses acquired through issuance of common stock	—	100,000

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

The following diagram illustrates Nemaura’s corporate structure as of December 31, 2021:

Nemaura Medical Inc.
(Nevada Corporation)
Dermal Diagnostics (Holdings) Limited
(England and Wales Corporation)
Dermal Diagnostics Limited
(England and Wales Corporation)
Trial Clinic Limited
(England and Wales Corporation)

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $34,114,228 as of December 31, 2021. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union (the “EU”) approval of the product) approval, and a Pre-Market Application (“PMA”) to the U.S. Food and Drug Administration (“FDA”) for sugarBEAT® is currently under review.

The Company expects to continue to incur losses from operations until such time that sufficient revenue and margin is generated through licensing fees or product sales to offset these losses. However, given the completion of the requisite clinical programs combined with the commencement of revenue recognition during the three month period ended December 31, 2021, these losses are expected to decrease over time. The Company has entered into licensing, supply, or collaboration agreements with unrelated third parties relating to the United Kingdom (“UK”), Europe, Qatar, and all countries in the Gulf Cooperation Council.

Going Concern Considerations

In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the ongoing loss making position of the Company is considered to demonstrate an adverse condition that raises substantial doubt about the Company’s ability to continue as a going concern.

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

Management's strategic plans include the following:

–	support the UK and EU launch of sugarBEAT®;
–	obtaining further regulatory approval for the sugarBEAT® device in other countries such as the U.S.;
–	exploring licensing and partnership opportunities in other territories;
–	developing the sugarBEAT® device platform for commercialization across other applications; and
–	pursue additional capital raising opportunities as required to accelerate and support the commercial development of the business.

NOTE 2 – BASIS OF PRESENTATION

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months and nine months ended December 31, 2021 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, as filed with the SEC.

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

The Company is exposed to the impact of foreign currency exchange fluctuations as a significant proportion of our expenses are incurred within our UK subsidiary which is denominated GBP, with the remaining portion denominated in USD and a small amount in Euros (“EUR”). In addition to this, we hold the majority of our cash in USD, with amounts also held in GBP and, to a much smaller amount, in EURs. The Company’s objective is to reduce the volatility associated with these foreign exchange rate changes to allow management to focus our attention on our core business strategy and objectives. Accordingly, the Company entered into a target accrual redemption forward (“TARF”) agreement to sell USD and buy GBP across 25 defined monthly fixings in order to fix the costs associated with the foreign currency exchange fluctuations associated with our GBP denominated expenses. These fixings allow for $250,000 to be converted into GBP at a rate of $1.369 subject to the spot rate on the fixing date being above the fixed rate. Should the spot rate fall below $1.369 on the scheduled fixing date, the Company is obligated to convert $500,000 to GBP at the fixed rate. The exchange rate range experienced by the Company over the last two years for USD: GBP has seen a high of approximately $1.163 in March 2020 and a low of approximately $1.423 in June 2021. Cumulative profit on the sale of USD is capped at an aggregate of approximately $55,000 over the shorter of the life of the contract fixings or the utilization of the cap.

At December 31, 2021, the Company held a forward contract to sell up to $9.5 million, which when remeasured at fair value generated a non-cash item loss of $199,522 and has been accounted for within the foreign exchange translation adjustments line within general and administrative expenses and is held on the Company’s balance sheet within other liabilities and accrued expenses. No such similar derivative financial instruments were in place at the fiscal periods ended March 31, 2021 or December 31, 2020.

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

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands, and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement (the “Marketing Rights Agreement”) with an unrelated third party (the “Licensee”), that granted to the Licensee the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the UK and the Republic of Ireland, the Channel Islands, and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.35 million and $1.38 million as of December 31, 2021 and March 31, 2021, respectively), upon signing the Marketing Rights Agreement. The upfront payment received from the Marketing Rights Agreement has been deferred and will be recorded as income over the term of the Marketing Rights Agreement, which commenced upon the first delivery of the sugarBEAT® device to the Licensee in December 2021. Consequently, approximately $135,000, and $103,000 is included in deferred revenue classified as a current liability as of December 31, 2021 and March 31, 2021, respectively, with the remainder being shown in the non-current portion of deferred revenue.

Under the terms of the Marketing Rights Agreement, the Company was able to issue a “deposit” invoice to cover costs for purchases directly incurred in order to service orders made by the Licensee, as such an invoice was raised with a net value of approximately $500,000, with the expectation that revenue connected to this deposit invoice would be recognized as product deliveries are made to the Licensee. As of December 31, 2021, $328,000 has been treated as deferred revenue within current liabilities, with the balance having been recognized as revenue.

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

The table below provides a summary of activity between the Company and Pharma for the nine months ended December 31, 2021 and 2020, and the year ended March 31, 2021.

	Nine Months Ended December 31, 2021 (unaudited) ($)	Nine Months Ended December 31, 2020 (unaudited) ($)	Year Ended March 31, 2021 ($)
Amounts due to related party at beginning of period	148,795	830,093	830,093
Amounts invoiced by Pharma to DDL (1)	2,114,801	1,859,548	2,441,108
Amounts invoiced by DDL to Pharma	(2,495)	(17,213)	(17,213)
Amounts paid by DDL to Pharma	(2,316,544)	(2,338,701)	(3,209,084)
Foreign exchange differences	(97,149)	62,196	103,891
Amounts due (from) to related party at end of period	(152,592)	395,923	148,795

(1)	These amounts are incurred as a result of research and development expenses combined with costs of manufactured product charged to the Company by Pharma.

NOTE 5 – NOTES PAYABLE

NOTE PURCHASE AGREEMENT 1

On April 15, 2020, the Company entered into a note purchase agreement (the “Note Purchase Agreement 1”) by and among the Company, DDL, TCL and a third-party investor (the “Investor”).

Pursuant to the terms of Note Purchase Agreement 1, the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase from the Company, a secured promissory note (the “2020 Secured Note”) in the original principal amount of $6,015,000. In consideration thereof, on April 15, 2020, (i) the Investor (a) paid $1,000,000 in cash, (b) issued to the Company (1) Investor Note #1 in the principal amount of $2,000,000 (“Investor Note #1”), and (2) Investor Note #2 in the principal amount of $2,000,000 (“Investor Note #2” and together with Investor Note #1, the “2020 Investor Notes”), and (ii) the Company delivered the 2020 Secured Note on behalf of the Company, to the Investor, against delivery of the 2020 Purchase Price. For these purposes, the “2020 Purchase Price” means the Investor’s initial cash purchase price, together with the sum of the initial principal amounts of the Investor Notes.

The 2020 Secured Note is secured by the Collateral (as hereinafter defined). The 2020 Secured Note carries an original issue discount (“OID”) of $1,000,000 (16.7%). In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the 2020 Secured Note (the “Transaction Expense Amount”). In addition to this, a payment of $325,000 was made to Ascendiant Capital Markets, LLC (“Ascendiant”) for structuring the agreement between both parties. The 2020 Purchase Price for the 2020 Secured Note is $4,675,000, computed as follows: $6,015,000 original principal balance, less: OID, Transaction Expense Amount, and commission paid.

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

NOTE PURCHASE AGREEMENT 2

On February 8, 2021, the Company entered into an additional note purchase agreement (“Note Purchase Agreement 2”) with the Investor.  Pursuant to the terms of Note Purchase Agreement 2, the Company agreed to issue and sell to the Investor, and the Investor agreed to purchase from the Company, a secured promissory note (the “Secured Note 2”) in the original principal amount of $24,015,000. The Secured Note 2 carries an OID of $4,000,000 (16.7%), and the Company agreed to pay $15,000 to the Investor to cover the Investor’s transaction expenses. In addition to this, a commission of $1,200,000 was also payable to Ascendiant.

In consideration thereof, on February 9, 2021, (i) the Investor paid $20,000,000 in cash to the Company, and (ii) the Company delivered Secured Note 2 on behalf of the Company, to the Investor, against the delivery of the 2021 Purchase Price.  For these purposes, the “2021 Purchase Price” means the Investor’s initial cash purchase price. After adjusting for transaction expenses of $1,200,000, cash proceeds received were $18,800,000.

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

Security Agreement

On February 8, 2021, the 2020 Security Agreement was extended to include Note Purchase Agreement 2, which is also secured against all of the Company’s assets owned as of February 9, 2021 and extends to any assets acquired at any time that the Company’s obligations under Secured Note 2 are outstanding.

As of December 31, 2021, long-term debt matures as follows:

Notes Payable ($)
Within 12 months	14,850,815
Within 24 months	8,712,979
23,563,794

NOTE 6 – STOCKHOLDERS’ EQUITY

During the nine month period ended December 31, 2021, 366,892 warrants were exercised, generating gross proceeds of $2,963,658. At December 31, 2021, there were 1,573,098 warrants outstanding. During the three month period ended December 31, 2021, 22,524 shares were sold under the ATM Equity Distribution Agreement in place with H.C. Wainwright & Co., for total gross proceeds of $118,791, with associated costs of $4,382. No other shares were issued during the three and nine month periods ended December 31, 2021.

During the nine month period ended December 31, 2020, a total of 408,718 shares of common stock were issued under the ATM Equity Distribution Agreement that was in place at the time with Maxim Group LLC (this agreement was subsequently terminated in August 2020), which generated gross proceeds of $4,250,676 with associated costs of $127,520.

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

During the nine month period ended December 31, 2020, 37,933 warrants were exercised, generating $394,475 in additional funds; no warrants were issued during the three month period ended December 31, 2020. At December 31, 2020, there were 1,940,740 warrants outstanding.

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
	($, except per share amounts)		($, except per share amounts)
Net loss attributable to common stockholders	(3,431,568)	(1,446,697)	(10,269,557)	(4,127,970)
Weighted average basic and diluted shares outstanding	23,313,629	22,922,387	23,244,345	22,068,290
Basic and diluted loss per share:	(0.15)	(0.06)	(0.44)	(0.19)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted loss per share calculation.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine month periods ended December 31, 2021, warrants to purchase 1,573,098 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were excluded from the calculation of diluted loss per share. For the three and nine month periods ended December 31, 2020, warrants to purchase 1,940,740 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

NOTE 7 – OTHER ITEMS

(a) COVID-19 Pandemic

The outbreak of COVID-19 in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the impact of COVID-19 on our own operations and are working with our employees, suppliers and other stakeholders to mitigate the risks posed by its spread, but COVID-19 is not expected to have any long-term detrimental effect on the Company’s success. While key suppliers have not been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during the outbreak. We have also seen a surge in the uptake of technologies for remote monitoring of patients and patient self-monitoring, which potentially enhances the prospects for the Company, its CGM product and its planned digital healthcare offering.

(b) Management consultancy agreements

The Company engages support from consultants from time to time to support the delivery of its strategic objectives.

During the nine month period ended December 31, 2021, the Company did not issue any restricted common stock to management consultants. Stock-based compensation of $59,000 was incurred in the nine month period ended December 31, 2020 in relation to a number of consultants used to facilitate business development opportunities.

(c) Investor relations agreements

The Company has entered into contracts with several investor relations specialists to help support the ongoing financing activities of the business. During the nine month periods ended December 31, 2021, and 2020, fees paid for services associated with investor relations reflected $50,000 and $25,000 reflected non-cash stock-based compensation, respectively.

(d) Commitments and contingencies

As a consequence of the services provided to the Company by Pharma, the Company issued a guarantee in favor of a key third party Pharma supplier, who is only used to support Pharma’s arrangements with the Company, to secure certain materials that are currently subject to shortages brought on as a result of COVID-19. This provides for the Company to make payment against any outstanding invoices up to a value of $250,000 should Pharma be unable. This guarantee arrangement terminates in June 2022.

(e) Subsequent events

Derivative Financial Instruments

Effective January 10, 2022, the Company entered into an agreement (i) to terminate the TARF agreement that was entered into on June 10, 2021 to sell USD and buy GBP as set out in Note 2(b) above, and (ii) to enter into a new TARF agreement.

The new TARF agreement allows the Company to convert $250,000 into GBP across 25 scheduled fixings at the more favorable rate of $1.359 (as opposed to the previous TARF rate of $1.369), as long as the spot rate on the day of fixing is above this rate. Should the spot rate be between $1.319 and $1.359, the Company has the choice to sell the $250,000 at the prevailing spot rate on the day of fixing. If the spot rate were to fall below $1.319 on the scheduled fixing date, the Company is obligated to convert $500,000 to GBP at the fixed rate. Cumulative profit on the sale of USD is capped at an aggregate of approximately $46,000 over the shorter of the life of the contract fixings or the utilization of the cap.

Issuance of Stock Options to Board Directors

Effective January 28, 2022, 8,000 stock options were granted to each of the five Board Directors. The options vested immediately upon grant with an exercise price set at the closing market price on the date of grant ($3.98), and an expiration date set at 5 years.

Issuance of Common Stock

The Company issued an aggregate of 750,000 shares of common stock to Tiger Partners Trading L.L.C. (“Tiger”), representing 3.1% of the Company’s outstanding shares. Of the 750,000 shares, Tiger purchased 375,000 shares of common stock through the Company’s At The Market Offering on Monday, 7th February, and the Company sold a further 375,000 restricted shares to Tiger pursuant to a subscription agreement on Thursday 10th, February.

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

CE approval was granted by the European Notified Body BSI in May 2019, allowing the product to be made available for commercial sale. This approval is subject to an annual review of the underlying ISO 13485 accredited Quality Management System. The accreditation was successfully renewed in November 2021. In conjunction with the UK Licensee, the Company commenced a phase 1 launch whereby devices were made available to limited cohorts of users to gauge their feedback so that any fine-tuning could be completed prior to a mass market launch. The UK Licensee has also confirmed that it will undertake two Key Opinion Leader (“KOL”) studies in the UK for its white-labelled service offering that is supported by sugarBEAT®. The KOL studies are intended to provide additional support for the UK Licensee’s broader ongoing marketing plans.

The UK Licensee placed an initial order for sugarBEAT® in April 2021 and provided a forecast for its post-launch volume expectations, which the Company has used to establish both a short and medium term view to inform the Company’s commercial operational requirements. In line with this view, the Company has taken the following actions during the fiscal year to date:

•	Entered into a new leased facility to provide the additional space requirements for commercial product assembly.
•	Increased headcount of production operatives; this will be phased in line with the volume forecasts currently available, however the Company has also factored in an ability to scale further and faster should this be required.
•	Moved forward with placing phased orders for raw materials to ensure future product availability to support both our UK Licensee while also providing for capacity to flex up further as other routes to market materialize in line with management’s commercialization program.
•	Commenced phased deliveries in December 2021 to the UK Licensee of its continuous glucose monitor.

In July 2020, Nemaura filed a PMA application with the FDA to use sugarBEAT® as an adjunct to finger prick testing for blood glucose trending. We, along with other applicants, were then informed by the FDA that the approval process was currently subject to delays as a result of the FDA’s Center for Devices and Radiological Health (“CDRH”) being actively engaged in responding to the current pandemic caused by COVID-19 which resulted in staff being reallocated to other approval requests associated with COVID-19. During April 2021 the FDA confirmed that they would recommence their review of the PMA application and this is now ongoing and in-progress. In December 2021 The FDA’s Bio-monitoring research division conducted an audit of the clinical program submitted in support of the PMA application. A single 483 observation was raised, and the Company submitted a full response in January 2022. The FDA subsequently scheduled a pre-market inspection for during the second calendar quarter of 2022, intended to cover the FDA’s Quality System/Current Good Manufacturing Practice regulations for Medical Devices (21 CFR Part 820).

In addition to this, Nemaura established that proBEAT™ , which is based on the sugarBEAT® platform, can be classified under the Wellness guidance when it is used according to the FDA Wellness guidance notes, to provide prompts and educate users on factors affecting their blood sugar profiles. Nemaura launched proBEAT™ in the U.S. in December 2020, as part of a diabetes prevention and reversal program branded BEATdiabetes.life. During the quarter ended December 31, 2020, Nemaura licensed a clinically validated weight loss program for the management of diabetes from Healthimation, LLC, which was originally developed at the Joslin Diabetes Center, an affiliate of Harvard Medical School. This program, together with proBEAT™ , forms the BEATdiabetes.life program that is currently being developed for commercialization in the U.S. KOL studies are being conducted to provide additional marketing support of the program in preparation for a broader U.S.-wide roll-out. While still in the relatively early stages, we are pleased with initial results and feedback received from these user-groups.

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

During this period of product development, the Company has experienced recurring losses and negative cash flows from operations. As of December 31, 2021, the Company had cash balances of $23,046,278, working capital of $8,920,045, total stockholders' equity of $1,023,760 and an accumulated deficit of $34,114,228.

While the Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials, and other commercial and product development related expenses are incurred, the Company reached a significant milestone during the three month period ended December 31, 2021, as the Company commenced commercial delivery of its sugarBEAT® device to its UK Licensee.

Management's strategic assessment continues to include the following potential options:

•	obtaining further regulatory approval for the sugarBEAT® device in other global territories, including the U.S., Europe and the Middle East;
•	signing new/additional licensing and collaboration opportunities beyond our existing licensee partners;
•	pursuing further capital raising opportunities to support and accelerate the commercialization strategy;
•	developing the sugarBEAT® device platform for commercialization for other applications.

Recent Developments

December 2021 marked a significant milestone in the Company’s evolutionary journey with the first two commercial deliveries of the sugarBEAT® non-invasive glucose monitor (“CGM”) being made to the UK licensee, MySugarWatch Limited (“MSW”). It is expected that MSW will sell the CGM under the brand MySugarWatch® and MSW has developed a subscription-based diabetes coaching and management service that will be provided alongside the CGM, primarily targeting those with type 2 diabetes.

The deliveries reflect the phased delivery schedule agreed upon with MSW in relation to MSW’s initial order that was placed earlier in 2021, as a result of which the Company is now able to recognize revenue for the first time in its corporate history.

Furthermore, on September 24, 2021 the Company entered into a License, Supply and Distribution Agreement with MySugarWatch DuoPack Limited (“MSW-DP”), a sister company of MSW, whereby MSW-DP will provide CGM sensors free of charge with certain medications that are widely prescribed to persons with Type 2 diabetes. These medications are due to come off patent in the fourth calendar quarter of 2022 in Europe and the UK, and 2023 in the U.S. The agreed sale price of sensors to MSW-DP under the terms of the agreement is $20 per box of five sensors for the U.S. market, and in Europe and the UK 12.50 Euros in the first 12 months from product launch and 10 Euros thereafter per box of five sensors. Nemaura’s anticipated cost of goods per sensor on large-scale production is $1 per sensor. As of January 2022, there were over 2 million prescriptions written for these medications each month in the combined key EU and UK territories. The Company believes this will provide an opportunity for rapid market penetration in the use of its CGM sensors, at a scale that can enable the targeted lower cost of goods to be achieved and thereby support both revenue and margin growth into the future.

Management is now focused on fulfilling the remainder of the UK licensees’ initial orders and supporting MSW’s UK launch, while also developing the capabilities of the Company to develop and service new channels of business across other geographic markets via the use of our BEAT platform. This includes expansion of the consumer metabolic health offering Miboko, launched in late 2021, to employers and insurers across the U.S.

COVID-19 Pandemic

The outbreak of COVID-19 in December 2019 has since rapidly increased its exposure globally. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. We continue to monitor the impact of COVID-19 on our own operations and are working with our employees, suppliers, and other stakeholders to mitigate the risks posed by its spread, but COVID-19 is not expected to have any long-term detrimental effect on the Company’s success. While key suppliers have not always been accessible throughout the whole period of the outbreak, we have been able to be flexible in our priorities and respond favorably to the challenges faced during this period. We also recognize that one of the consequences of this pandemic has been a surge in the uptake of technologies for remote monitoring of patients and patient self-monitoring, which potentially enhances the prospects for the Company, its CGM product and its planned digital healthcare offering.

Results of Operations

Comparative Results for the Nine Months Ended December 31, 2021 and 2020

Revenue

December 2021 marked a pivotal milestone for the Company as the Company commenced deliveries of sugarBEAT® to MSW pursuant to its initial order placed in April 2021. It is anticipated that deliveries will continue according to the agreed upon schedule for this initial order during the remainder of the current fiscal year.

While the majority of the $183,628 revenue recognized related to delivery of goods, a small proportion also related to the recognition of the GBP 1 million, that was previously received and held within deferred revenue, relating to the exclusive Marketing Rights Agreement that was signed with MSW. We expect to record the remainder of the revenue over an approximately 10-year term from the date sales to MSW commenced.

Research and Development Expenses

Research and development (“R&D”) expenses were $987,711 and $1,258,549 for the nine months ended December 31, 2021 and 2020, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device. The decrease of $270,838 was largely driven by a reduction in sub-contractor costs as the sugarBEAT® product moved to commercial launch. Moving forward, we anticipate that the cost reductions in this area will continue to be re-balanced across general and administrative expenses as the commercial operations of the business become more pronounced. We do, however, expect to continue to incur R&D expenses as product enhancements and new pipeline products are moved through their respective development phases.

General and Administrative Expenses

General and administrative expenses were $4,151,380 and $1,948,773 for the nine months ended December 31, 2021 and 2020, respectively. These consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages. As with prior quarters, the increase in expenses is being driven predominantly by increased wages, as additional headcount has been added to support the operational scale up process across both our UK and U.S. teams. Increases have also been seen in insurance and advertising costs, which are considered to be directly related to the commercialization steps taken during the period. In addition to this, a non-cash item charge of $199,522 was booked as a result of the Mark-To-Market impact from the revaluation of the foreign currency forward contracts in place as of the fiscal period end. This charge is expected to fully reverse in the following fiscal quarter, as the foreign currency forward contract that it relates to was cancelled and rolled into a new arrangement as of January 10, 2022, on more favorable terms.

As the Company continues to scale up to service its existing order book, it is expected that general and administrative expenses will continue to increase in a similar way moving forward, as the business transitions to a more operational focused base that will encompass an increase in functional expenses relating to production, sales, marketing, customer service, as well as enhancements to other existing functions.

Other Comprehensive Loss

For the nine months ended December 31, 2021 and 2020, other comprehensive loss was $142,922 versus a gain of $356,765, respectively. Currently all transactions recorded through other comprehensive loss arise from fluctuations in the USD:GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Comparative Results for the Three Months Ended December 31, 2021 and 2020

Revenue

As noted above, the current fiscal quarter marked a significant milestone as revenue was recognized for the first time in the Company’s corporate history following the commencement of deliveries of the Company’s CGM to MSW.

Research and Development Expenses

R&D expenses were $412,341 and $486,957 for the three month periods ended December 31, 2021 and 2020, respectively. This continues to be largely composed of expenditure on wages and sub-contractor activities incurred in finalizing the product design for the sugarBEATTM device in order to enable scaling of the production ability combined with costs associated with new pipeline products as they move through their respective development phases.

R&D expenses were higher than the run rate seen in the prior quarter, as additional costs were incurred in supporting KOL studies that are being undertaken by MSW in support of the planned 2022 product launch.

General and Administrative Expenses

General and administrative expenses were $1,391,278 and $581,520 for the three month periods ended December 31, 2021 and 2020, respectively. The cost drivers in this area are largely representative of fees for legal, professional, consultancy, audit services, investor relations, insurance and wages. The increase in expenses was driven predominantly by increased wages as additional headcount has been added to support the operational scale up process across both our UK and U.S. teams, plus increases in rent as additional space has been taken over by the Company to support product operations. Increases have also been seen in insurance and advertising costs which are considered to be directly related to the commercialization steps taken during the period. In addition, a non-cash item credit of $70,878 was booked for the Mark-To-Market revaluation of the foreign currency forward contracts in place at the fiscal period end.

As the Company continues to scale up to service its existing order book, it is expected that general and administrative expenses will continue to increase in a similar way moving forward, as the business transitions to a more operational focused base that will encompass an increase in functional expenses relating to production, sales, marketing, customer service, as well as enhancements to other existing functions.

Other Comprehensive Loss

For the three months ended December 31, 2021 and 2020, other comprehensive loss was $25,065 versus a gain of $371,275, respectively, all of which resulted from foreign currency translation adjustments driven by fluctuations in the GBP:USD exchange rate.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $34,114,228 through December 31, 2021. We have historically financed our operations through a combination of debt and equity funding. During the nine months ended December 31, 2021, warrants to purchase 366,892 shares of common stock were exercised, all of which were exercised during the fiscal quarter ended June 30, 2021. The warrant exercises provided $2,963,658 of additional funding. In addition, during the three month period ended December 31, 2021, 22,524 shares of common stock were issued under the ATM facility, which provided $118,791 of additional funds, net of costs of $4,382.

As of December 31, 2021, the Company had net working capital of $8,920,045, which included cash balances of $23,046,278. The Company reported a net loss for the three and nine month periods ended December 31, 2021 of $3,431,568 and $10,269,557, respectively. This loss is after taking account of interest and debt accretion charges arising from the note purchase agreements for the three and nine month periods ended September 30, 2021 of $1,639,184 and $5,141,701, respectively.

We believe the cash position as of December 31, 2021, in conjunction with our ability to flex operational expenses, debt repayments and/or generate additional capital investment as required, is adequate for our current planned level of operations through at least February 2023. We believe that this encompasses the continued establishment of commercial manufacturing operations for the supply of the sugarBEAT® device and patches in relation to our existing licensing agreements, combined with the on-going steps that the Company is taking to identify and attract market growth opportunities elsewhere.

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2021 was $4,353,494, reflecting a net loss of $10,269,557, adjusted for the add back of the accretion of debt discount expense of $5,141,701, the Mark-To-Market charge booked in relation to the revaluation of the foreign currency forward contracts of $199,522 and the depreciation and amortization charge of $139,751. Cash was also impacted by increases in inventory of $533,656, which was directly driven as a result of commercial scale up.

Prepayments decreased by $797,155, which was also a direct result of commercial scale up with prepayments for raw materials having been pre-purchased to ensure that inventory would be available and on-hand to support the Company’s shift to commercial operations. The decrease was partially offset by an increase in accounts receivable – related party, of $301,387, which relates to additional advanced purchasing of inventory that is completed through a related party company.

There was also a $77,075 decrease in accounts payable during the fiscal period, with increases seen in both other liabilities and accrued expenses and deferred revenue.

Net cash used in operating activities for the nine months ended December 31, 2020 was $4,638,764, with the key drivers being driven by the net loss of $4,127,970, which includes non-cash charges of $68,310 in relation to depreciation and amortization, $920,648 in relation to the accretion of debt discount, and $84,000 in stock-based compensation. In addition, we saw an increase in prepaid expenses of $397,926, which was largely driven by an increase in the value of our pre-purchase of raw materials with long lead times (to ensure the risk to future production capabilities would be mitigated as a result of key inventory becoming unavailable as the global economy rebounds post-COVID-19). We also incurred upfront cash commitments to acquire fixed assets to support future production development capabilities. An increase of $531,927 was also seen in inventory as the business moved to prepare its capacity to support of the imminent expectation of product launch. The Company also saw reductions in accounts payable of $126,910, as well as decreases in accruals of $92,819 and in the liability due to related parties of $434,170.

Net cash used in investing activities for the nine months ended December 31, 2021, was $880,008, which reflected patent filing costs of $60,241, the purchase of property and equipment of $359,301 driven by the procurement of cleanroom facilities and injection moulding tooling to support the transition to operational production. In addition, $460,466 was invested in software development costs relating to the digital health program in the U.S. and recent beta launch of our consumer health program, Miboko, in the UK.

Net cash used in investing activities was $565,275 for the nine months ended December 31, 2020, which reflects $446,455 in software development that is being treated as work-in-progress for the BEATdiabetes.life platform. The Company also spent $48,273 on patent filing costs and $70,547 on the purchase of property and equipment to support future production and sensor development.

Net cash used in financing activities for the nine months ended December 31, 2021 was $3,421,933, comprising $2,963,658 of proceeds from warrants exercised, $114,409 of proceeds (net of costs) from the sale of common stock through the ATM facility, offset by $6,500,000 for the scheduled repayments of notes payable.

Net cash provided by financing activities for the nine months ended December 31, 2020 was $19,480,399. Shares issued during the period delivered proceeds of $15,750,672 via a combination of the ATM facility and the placement facilitated by Kingswood, with costs directly associated with these activities totaling $957,193. $394,475 was also raised in relation to the exercise of 37,933 warrants and proceeds were also received from the issuance of notes totaling $5,000,000 less commission expense of $325,000 and repayments against debt facilities of $382,555.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

When we prepare our unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We believe our critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. During the three month and nine month periods ended December 31, 2021, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15 under the Exchange Act during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 29, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company issued an aggregate of 750,000 shares of common stock to Tiger Partners Trading L.L.C. (“Tiger”), representing 3.1% of the Company’s outstanding shares Of the 750,000 shares, the Company sold 375,000 restricted shares to Tiger pursuant to a subscription agreement on Thursday, 10th February 2022, at a purchase price of $4.00 per share. In addition, On Monday 7th February 2022, Tiger purchased 375,000 shares of common stock pursuant to the Company’s At The Market Offering pursuant to its Registration Statement on Form S-3 (File No. 333-230535), which was declared effective by the SEC on April 8, 2019, and a related prospectus supplement filed with the SEC on July 23, 2021 pursuant to which the Company is offering shares of its common stock having an aggregate offering price of up to $100,000,000.

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

NEMAURA MEDICAL INC.

Date: February 11, 2022	By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer and President (Principal Executive Officer)

Date: February 11, 2022	By:	/s/ Justin J. Mclarney
Chief Executive Officer (Principal Financial Officer and Principal Accounting Officer)

