Form 10-K
period 2022-03-31
Nemaura Medical Inc.
filed 2022-06-29
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————

FORM 10-K

——————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2021) was approximately $68.2 million.

The number of shares outstanding of the registrant's common stock as of June 29, 2022, was 24,102,866.

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

The words "believe," "anticipate," "design," "estimate," "plan," "predict," "seek," "expect," "intend," "may," "could," "should," "potential," "likely," "projects," "continue," "will," and "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are not guarantees of the future as there are a number of meaningful factors that could cause Nemaura Medical Inc.’s (“Nemaura Medical”) actual results to vary materially from those indicated by such forward-looking statements. These statements are based on certain assumptions made based on experience, expected future developments and other factors Nemaura Medical believes are appropriate in the circumstances. Factors which could cause actual results to differ from expectations, many of which are beyond Nemaura Medical’s control, include, but are not limited to, obtaining regulatory approval for our sugarBEAT® device, conducting successful clinical trials, executing agreements required to successfully advance the Company's objectives; retaining the management and scientific team to advance the product; overcoming adverse changes in market conditions and the regulatory environment; obtaining and enforcing intellectual property rights; obtaining adequate financing in the future through product licensing, public or private equity or debt financing or otherwise; dealing with general business conditions and competition; and other factors referenced herein in “Risk Factors.” Except as required by law, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

Business Overview

We are a medical technology company that has developed sugarBEAT®, a non-invasive, flexible, continuous glucose monitoring system, for adjunctive use by persons with diabetes, and any person wishing to determine factors influencing their blood glucose profiles. SugarBEAT® consists of a disposable adhesive skin-patch containing a sensor, which is connected to a rechargeable wireless transmitter. The sensor takes a measurement of the glucose reading every 5 minutes and sends the data by low energy blue tooth to a smart device such as mobile phone (both android and iOS). An app on the smart device uses a proprietary algorithm to display true glucose values, after the data is calibrated using a minimum of one finger stick calibration. SugarBEAT® works by extracting glucose from the skin into a chamber in the patch that is in direct contact with an electrode-based sensor. The data is recorded on the application and can be viewed in real time as well as storing all historic data for later evaluation as desired. We believe sugarBEAT® may be utilized by any person with diabetes, whether Type 1 or Type 2 and also by any persons wishing to determine factors affecting their blood glucose profiles, and therefore their state of metabolic health in terms of insulin resistance.

On May 29, 2019, we announced that we had been awarded CE approval to allow sugarBEAT® to be legally sold in the European Union. CE approval is disclosed by the use of the CE mark, a manufacturers' declaration that the product meets the requirements of the applicable European laws. The European clinical trial program for sugarBEAT® evaluated 525 patient days across 75 Type 1 and Type 2 diabetic patients and was completed in December 2017. CE approval is the process to achieve a mandatory conformity marking for the sugarBEAT® device to allow it to be legally sold in the European Union. It is a manufacturers' declaration that the product meets the requirements of the applicable European laws. This approval is subject to an annual review of the underlying ISO 13485 accredited Quality Management System. The accreditation was successfully renewed in November 2021.

We also submitted a PMA (Premarket Approval) application to the U.S. Food and Drug Administration (the “FDA”) with the same label claim as achieved for CE approval, an adjunct device for glucose trending for persons with diabetes. The PMA is currently under review.

In July 2020, we filed a PMA application with the FDA to use sugarBEAT® as an adjunct to finger prick testing for blood glucose trending. We, along with other applicants, were then informed by the FDA that the approval process was subject to delays as a result of the FDA’s Center for Devices and Radiological Health (“CDRH”) being actively engaged in responding to the COVID-19 pandemic, which resulted in staff being reallocated to other approval requests associated with COVID-19. In April 2021 the FDA confirmed that it was recommencing its review of the PMA application, and in December 2021, the FDA’s Bio-monitoring research division conducted an audit of the clinical program submitted in support of the PMA application. A single 483 observation was raised, and the Company submitted a full response in January 2022. The FDA subsequently scheduled a pre-market inspection for the second calendar quarter of 2022, intended to cover the FDA’s Quality System/Current Good Manufacturing Practice regulations for Medical Devices (21 CFR Part 820).

In addition to this, Nemaura established that proBEATTM, which is based on the sugarBEAT® platform, can be classified under the Wellness guidance when it is used according to the FDA Wellness guidance notes, to provide prompts and educate users on factors affecting their blood sugar profiles. Nemaura launched proBEAT™ in the U.S. in December 2020, as part of a diabetes prevention and reversal program branded BEATdiabetes.life, having licensed a clinically validated weight loss program for the management of diabetes from Healthimation, LLC, which was originally developed at the Joslin Diabetes Center, an affiliate of Harvard Medical School. This program, together with proBEATTM, forms the BEATdiabetes.life program that is currently being developed for commercialization in the U.S. Key opinion leader (“KOL”) studies are ongoing and are intended to provide additional validation of and marketing support for the program in preparation for a broader U.S.-wide roll-out. We continue to monitor and respond to feedback received from these user-groups.

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

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices, and data-driven digital platforms, that improve disease monitoring, management and overall patient care. Specifically, we intend to focus on the monitoring of molecules that can be drawn out through the skin non-invasively using our technology platform. In addition to glucose, such molecules may include lactic acid monitoring and the monitoring of prescription drugs and blood biomarkers that may help in the diagnosis, prevention, or management of diseases, such as diabetes. We plan to take the following steps to implement our broad business strategy. Our key commercial strategies post-approval will first be implemented in Europe and then in parts of the Middle East and Asia, and then the U.S., as follows:

-	Commercialize sugarBEAT® in the United Kingdom and Republic of Ireland. We intend to commercialize sugarBEAT® in the United Kingdom, and Republic of Ireland with MySugarWatch Limited (previously known as Dallas Burston Ethitronix Limited) (“MSW”), with whom we have an exclusive marketing rights agreement for these two countries. We have also signed a full commercial agreement with MySugarWatch (Europe) Limited (previously known as Dallas Burston Ethitronix (Europe) Limited) in May 2018 for all other European territories as part of an equal joint venture agreement. The joint venture intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, to leverage their network, infrastructure and resources.
-	Establish licensing or joint venture agreements with other parties to market sugarBEAT® in other geographies. We are in detailed discussions and negotiations with several other parties worldwide for licensing or joint venture agreements for the sale of the sugarBEAT® device and have signed commercial agreements with TP MENA for the Gulf Cooperation Council, and Al-Danah Medical for Qatar.
-	Seek FDA PMA approval of sugarBEAT®. The PMA application is currently in review by the FDA.
-	Expand the indications for which the sugarBEAT® device may be used. We believe that the sugarBEAT® device may offer significant benefits as compared to those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics, and the monitoring of drugs. We have completed initial proof of concept for lactate monitoring and now plan to explore the route to commercialization for well-being applications in athletic performance training, and plan to undertake further clinical programs to support clinical use of the device for lactate monitoring.
-	Expand our product pipeline through our proprietary platform technologies, acquisitions and strategic licensing arrangements. We intend to leverage our proprietary platform technologies to grow our portfolio of product candidates for the diagnosis of diabetes and other diseases. This includes digital platforms driven by data gathered by our sensors within the medical and wellbeing markets, such as for metabolic health monitoring. In addition, we intend to license our product and acquire products and technologies that are consistent with our research and development and business focus and strategies. This may include drug delivery products for the improved management of diabetes, for example improved insulin injector systems, and/or combination drug products for diabetes related drugs.

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

Market Opportunity for the Company's Products

According to the International Diabetes Federation Atlas 10th Edition 2021 (the "IDF"), there are approximately 537 million adults living with diabetes, representing 10.5% of the world’s population in this age group. This number is predicted to rise to 643 million (11.3%) by 2030 and to 783 million (12.2%) by 2045. Additionally an estimated 240 million people are living with undiagnosed diabetes worldwide, meaning almost one-in-two adults with diabetes are unaware they have the condition. The IDF identifies that almost 90% of people with undiagnosed diabetes live in low-and-middle income countries.

Statistics published by the IDF evidence the fact that diabetes is a huge and growing problem, and that whilst the costs to society are already high, they continue to escalate. In addition, the IDF also notes that Europe has the highest prevalence of children and adolescents with Type 1 diabetes, as well as the highest incidence annually. Europe is also reported as having the second highest average cost per person with diabetes ($3,086), with only North America and the Caribbean being higher ($8,208).

Statistical Data for Diabetes Globally

	2021	2030	2045
Total world population	7.9 billion	8.6 billion	9.5 billion
Adult population (20-79 years)	5.1 billion	5.7 billion	6.4 billion
	Diabetes (20 – 79 years)
Prevalence (%)	10.5%	11.3%	12.2%
Number of people with diabetes	536.6 million	642.7 million	783.2 million
Total health expenditure due to diabetes (2021 $)	$966 billion	$1,028 billion	$1,054 billion
	Impaired Glucose Tolerance “IGT” (20 – 79 years)
Prevalence (%)	10.6%	11.0%	11.4%
Number of people with IGT	541.0 million	622.7 million	730.3 million
	Type 1 diabetes (0 – 19 years)
Number of children / adolescents with Type 1 diabetes	1.2 million	-	-
Number of newly diagnosed cases per year	184,100	-	-

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

More common in adults, Type 2 diabetes increasingly affects children as childhood obesity increases. Whilst there is currently no acknowledged cure for Type 2 diabetes, there is increasing evidence to suggest that it can be effectively managed by eating well, exercising and maintaining a healthy weight. If diet and exercise don't control the blood sugar, diabetes medications or insulin therapy may be required.

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

We believe that our market opportunity is a direct function of the number of persons tested, diagnosed and treated for Type 2 diabetes. The IDF indicates that the total world market opportunity for a continuous glucose monitoring device is in the billions of dollars and is projected to grow annually as incidences of diabetes continue to grow.

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

Commercialization Plan

Throughout the fiscal year ended March 31, 2022, we have continued to work with our UK Licensee, MSW, to provide support in the development of their go-to-market strategy which incorporates the utilization of our sugarBEAT® device into their own branded product offering. While COVID-19 did result in some short delays to MSW’s user assessment program, the overall feedback was positive, albeit the anticipated timetable for purchase orders to be placed by MSW was extended out, with the first order for 5,000 sugarBEAT® transmitters and 200,000 sugarBEAT® sensors not being placed until April 2021. Our focus continues to be to support and optimize MSW’s launch program, in line with which, we took the following actions during the fiscal year ended March 31, 2022:

•	Entered into a new leased facility to provide additional capacity for commercial assembly to commence.
•	Increased headcount of production operatives to facilitate product manufacture.
•	Placed forward orders for raw materials to support scale-up and secure inventory of those items that are currently in short supply globally i.e. semi-conductors etc.
•	Appointed Benchmark Electronics Inc.as our CMO partner to facilitate future volume scale up of transmitter production via its FDA approved facility in Thailand.
•	Signed a new global agreement for the provision of our sugarBEAT® device with MySugarWatch DuoPack Limited (“MSW-DP”). Under the terms of the agreement, our CGM and sensors will be provided as Duo-Packs with prescription only medicines that are widely prescribed for people with Type 2 diabetes. The initial Duo-Pack presentation will be launched as the first of these medicines loses its patent protection in the fourth calendar quarter of 2022.
•	Commenced phased delivery of transmitters against the purchase order received from MSW in December 2021.

We also advanced our plans to develop our go-to-market capabilities in the U.S., which included:

•	Development of a US based standalone team is ongoing and this activity will continue for the foreseeable future.
•	In July 2020, we submitted a PMA application to the FDA for the sugarBEAT® device for glucose profiling as an adjunct to a finger-stick measurement. We, along with other applicants, were then informed by the FDA that the approval process was subject to delays as a result of the CDRH being actively engaged in responding to the pandemic caused by COVID-19 which resulted in staff being reallocated to other approval requests associated with COVID-19. In April 2021, the FDA confirmed that it would recommence its review of the PMA application and this is now ongoing and in-progress.
•	In December 2021, the FDA’s Bio-monitoring research division conducted an audit of the clinical program submitted in support of the PMA application. A single 483 observation was raised, and the Company submitted a full response in January 2022.
•	The FDA subsequently conducted a pre-market inspection for during the second calendar quarter of 2022, covering the FDA’s Quality System / Current Good Manufacturing Practice regulations for Medical Devices (21 CFR Part 820). Once again a single 483 observation was made, and this was responded to within the mandated time frame. The company continues its dialogue with the FDA with respect to the PMA submission and plans to provide further material updates as they arise in due course.

In addition to this, we continue to explore commercialization opportunities in other key geographic markets, which includes engaging with the German regulatory authority (GBA) to establish how best to proceed with achieving reimbursement for sugarBEAT® in Germany, as well as continuing to engage in dialogue with additional potential licensees / distributors in other geographical territories.

Competitive Landscape

To the best of our knowledge, there are currently no other competing devices on the market that offer continuous glucose monitoring and profiling, non-invasively, with a single day sensor wear. We believe this positions us uniquely in a market where we can target persons with diabetes as well as those that are pre-diabetic. Additionally, we believe that this can also be used to improve outcomes in weight management and wellbeing markets. There are companies, such as Dexcom and Abbott, that currently offer Continuous Glucose Monitoring (CGM) sensors with 10 and 14 continuous day wear, respectively. These companies could be deemed future competitors were they to:

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

We may compete for market share against these companies and potential newcomers in this general field. These potential competitors, either alone or together with their partners, may develop new products that will compete with ours, and these competitors may, and in certain cases do, operate larger research and development programs, or have substantially greater financial resources than we do.

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

Two additional patents were filed in 2018 relating to the sensor and device application, which are expected to provide further strength to the intellectual property position. Additional patents are intended to be filed in the future relating to the device and sensor, providing new intellectual property protection. Some of the recently filed patents and future patents may supersede previous intellectual property.

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

These patents and know-how cover aspects of the technology platform. Furthermore, the trademarks BEAT® and sugarBEAT® have been registered in multiple key global territories. Accordingly, all intellectual property essential to the sugarBEAT® product is owned by us, and not subject to royalty payments. We intend to take the lead in the preservation and/or prosecution of these patents and patent applications going forward as required. We intend to file additional patents as the development progresses, where deemed to be of value to protecting the technology platform and future modifications and improvements. Where patents cannot be secured, the intellectual property will be limited to know-how and trade secrets, and these will be diligently guarded.

Trade Secrets, Trademarks, and Patents Filed, Granted and Pending

IP: Patent (Core Claim), Know-how, Trademark	Expiration Date	Jurisdictions in which Granted / Issued	Jurisdictions in which Pending	Ongoing Royalty or Milestone Payments

Patent: Cumulative Measurement of an Analyte (1)	May 20, 2033	Australia, France, Germany, Italy, Poland, Spain, Netherlands, UK, China, Japan, USA, Canada, UAE	Brazil, Qatar	None. Internal development
Skin Prep Patch (2)	December 2, 2039	N/A	UK, Europe, USA	None. Internal development
Know-how: Sensor Formulation and manufacture processes	N/A	Trade Secret	N/A	None. Internal development
Trademark: BEAT	Renewal due in 2026	UK, Canada, China, EU, India, Japan, Norway, Russia, Singapore	Malaysia, Brazil, Mexico, Switzerland, Turkey	None. Internal development
Trademark: sugarBEAT	Renewal due in 2025	UK, Canada, Australia, Switzerland, China, Egypt, EU, Israel, India, Iran, Japan, North Korea, Morocco, Mexico, Norway, New Zealand, Russia, Singapore, Tunisia, Turkey, USA	N/A	None. Internal development
Sensors for metabolic health (3)	December 7, 2041	N/A	UK	None. Internal development

(1) This patent provides a formula for calculating the amount of glucose extracted over a defined period of time by deducting the difference between two readings to allow rapid sensing without needing to deplete the analyte being measured.

(2) This patent describes a device and method for preparing the skin for extraction of glucose.

(3) This patent has two sets of claims relating to the sensor.

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

The data from these studies was also submitted as part of the CE approval in Europe was received in May 2019.

Research and development

We spent $1,556,988 and $1,554,603 during the fiscal years ended March 31, 2022 and 2021, respectively, on research and development; management currently anticipated that spend in this area will remain reasonably consistent in the coming fiscal year.

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

Sales and Marketing

An Exclusive Marketing Rights agreement for the UK and Republic of Ireland was signed on March 31, 2014 with Dallas Burston Pharma, a Jersey (Channel Island) based company (“DB Pharma”) (subsequently updated in 2018 and again in 2021 to include a change in the company name to MySugarWatch Limited “MSW”), who has pharmaceutical product marketing operations in the UK and has demonstrated a very successful model for the marketing of prescription medical products directly to general practitioners. We received a non-refundable upfront payment of £1 million ($1.67 million at the then exchange rate) in return for providing MSW with the exclusive right to sell the sugarBEAT® device in the UK and Republic of Ireland, both direct to consumer and through prescriptions by general practitioners. The key terms of the Exclusive Marketing Rights Agreement were concluded in a Commercial Agreement signed in August 2015. This agreement was updated and re-issued in October 2019 to cover new IP / improvements to the technology.

In addition, a joint venture agreement was entered into with MySugar Watch (Europe) Limited (previously known as Dallas Burston Ethitronix (Europe) Limited) in May 2018, whereby we will share equally the costs and net profits of the sales of our sugarBEAT® system in all territories in Europe, with the exception of the United Kingdom, which is the subject of a separate agreement with MSW. This agreement was updated and re-issued in October 2019 to cover new IP/ improvements to the technology. Commercial agreements were signed in 2018 with TPMENA and Al-Danah Medical, for the Gulf Region (GCC) and Qatar respectively.

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

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes. As of March 31, 2022, we had 37 personnel employed on our payroll, which equates to approximately 32 full-time equivalents.

Corporate History and Restructuring

We are a holding corporation that owns 100% of a diagnostic medical device company specializing in discovering, developing, and commercializing specialty medical devices. We were organized on December 24, 2013, under the laws of the State of Nevada. We own 100% of Dermal Diagnostic (Holdings) Limited, an England and Wales corporation formed on December 11, 2013. Dermal Diagnostics (Holdings) Limited owns 100% of the stock in Dermal Diagnostics Limited (“DDL”), an England and Wales corporation formed on January 20, 2009, and 100% of the stock in Trial Clinic Limited (“TCL”), an England and Wales corporation formed on January 12, 2011.

The following diagram illustrates Nemaura’s corporate structure as of March 31, 2022:

Nemaura Medical Inc.
(Nevada Corporation)
Dermal Diagnostics (Holdings) Limited
(England and Wales Corporation)
Dermal Diagnostics Limited
(England and Wales Corporation)
Trial Clinic Limited
(England and Wales Corporation)

During the fiscal year ended March 31, 2021, the Board of Directors assessed the adequacy of the group’s organizational structure and concluded that an intermediary holding company, Region Green Limited, was no longer required as the entity had been effectively dormant since inception and no longer represented a requirement to be maintained. It was therefore determined that Region Green Limited should be unwound, with the assets held by Region Green Limited being transferred up to Nemaura Medical Inc. following which Region Green Limited would be dissolved.

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

ATM Offering

On July 23, 2021, Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”) pursuant to which the Company may offer and sell from time to time to or through the Agent shares of the Company’s common stock.

The offer and sale of shares of common stock through the Agent will be made pursuant to the Registration Statement on Form S-3 (File No. 333-230535), which was declared effective by the Securities and Exchange Commission (the “SEC”) on April 8, 2019, and a related prospectus supplement pursuant to which the Company offered shares of its common stock having an aggregate offering price of up to $100,000,000.

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

The Company is not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the ATM Agreement. The Company or the Agent may terminate the ATM Agreement by providing notice to the other party. The Company intends to use the net proceeds from any ATM offering for general corporate purposes, which include, but are not limited to, the targeted launch of sugarBEAT® into other European markets outside of the UK; the development of the subscription-based service for the U.S. under the Wellness category that was launched in December 2020; establishing a business-to-consumer offering for a metabolic health program; research and development of our BEAT platform for other, non, CGM purposes, such as Lactate monitoring, as well as potential acquisition of other companies, products or technologies that are complementary to the delivery of our mission. Accordingly, our management will have broad discretion as to the use of the net proceeds from any ATM offering under this agreement.

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

We have incurred net losses every year since our inception in 2009 and have not generated revenue from the period of our inception from product sales or licenses to date. As of March 31, 2022, we had an accumulated deficit of approximately $37.7 million. We expect to incur losses until our product is successfully launched and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

Revenue generation from product sales has only commenced in the current fiscal year and may never become profitable.

To date, we have generated revenue for the first time in the current fiscal period for product sales. Our ability to generate and grow revenue depends on several factors, including our ability to support the market launch of our UK Licensee, successfully obtain regulatory approval in all key markets identified to commercialize our product pipeline. Even then, we will need to establish and maintain sales, marketing, distribution and to the extent we do not outsource manufacturing, manufacturing capabilities. We plan to rely on one or more strategic collaborators to help generate revenues in markets outside of Great Britain however, we cannot be sure that our collaborators, if any, will be successful. Our ability to generate revenue will also be impacted by certain challenges, risks and uncertainties frequently encountered in the establishment of new technologies and products in emerging markets and evolving industries. These challenges include our ability to:

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

Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our indebtedness could have other important consequences to you as a stockholder. For example, it could:

–	make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the senior secured credit facility and the senior subordinated note;
–	make is more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse change in government regulation;
–	require us to dedicate a substantial portion of our cashflow from operations to payments on our indebtedness, thereby reducing the availability of our cashflows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
–	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
–	place us at a competitive disadvantage compared to our competitors that have less debt; and
–	limit our ability to borrow amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

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

In order for the commercialization of our potential product to be profitable, our product must be cost-effective and economical to manufacture on a commercial scale. Subject to regulatory approval, we expect to incur significant sales, marketing, distribution, and to the extent we do not outsource manufacturing, manufacturing expenses in connection with the commercialization of the sugarBEAT® device and our other potential products. We do not currently have a dedicated sales force and our current manufacturing capability has limited capacity, we also have limited experience in the sales, marketing and distribution of medical diagnostic device products. In order to commercialize the sugarBEAT® device or any of our other potential products that we may develop, we must develop sales, marketing and distribution capabilities or make arrangements with a third party to perform these functions. Developing a sales force is expensive and time-consuming, and we may not be able to develop this capacity. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable. Our future profitability will depend on many factors, including, but not limited to:

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

In addition, a number of events have occurred in recent years, including the UK’s Brexit vote to leave the EU, the impact of Covid-19, and the invasion of Ukraine by Russia, that have had significant and potentially lasting effect of both the global economic outlook as well as a weakening of GBP against many currencies. We expect to have to pay some of our service providers and vendors in U.S.$ which given the exchange rate impact and knock on inflationary pressure, will represent a significant increase in costs to the business compared to prior years. The currency exchange rate continues to be very unstable and therefore the future impact or further weakening of GBP is not known at this time.

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

As a result of the COVID-19 pandemic, we evaluated and executed the steps available to us to ensure we were able to provide protection of our employees and instigated remote working where possible combined with following all government advice and guidance regarding any engagement within the workplace that could not be completed remotely. To date this transition has had little impact on our employee productivity and has caused limited interruption to our business. Whilst restrictions associated with COVID-19 have largely been removed, we will continue to assess the situation, including abiding by any government-imposed restrictions, as and where relevant.

At this point in time, there remains some uncertainty relating to the potential effect of COVID-19 on our business. As infections may continue to become more widespread, we could experience a severe negative impact on our business, financial condition, and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk factors” section.

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

Research, preclinical development, clinical trials, manufacturing and marketing of our product is subject to extensive regulation by various government authorities. We have not received marketing approval for the sugarBEAT® device in all of our target markets. The process of obtaining the required regulatory approvals is lengthy and expensive, and the time required for such approvals is uncertain. The approval process is affected by such factors as:

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

In addition to maintaining approval from the United Kingdom and the European Union for the sugarBEAT® device, we may seek regulatory approval from Saudi Arabia and the United Arab Emirates, Hong Kong, Australia, and the U.S., to market the sugarBEAT® device, however, there is no guarantee we will do so. We may in the future also seek approvals for additional countries. The regulatory review process varies from country to country, and approval by foreign government authorities is unpredictable, uncertain and generally expensive. The ability to market our product could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. Marketing of our product in these countries, and in most other countries, is not permitted until we have obtained required approvals or exemptions in each individual country. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

If third-party payers do not approve our product for reimbursement or fail to reimburse for them adequately, sales will suffer as some physicians, or their patients will opt for a competing product that is approved for reimbursement or is adequately reimbursed. Even if third-party payers make reimbursement available, these payers’ reimbursement policies may adversely affect our ability and the ability of our potential collaborators to sell our product on a profitable basis.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have registered corporate offices in the U.S. at 57 West 57th Street, Manhattan, NY 10019. We have offices and laboratories located across two locations on the Loughborough University Science and Enterprise Park (LUSEP), Loughborough, Leicestershire, United Kingdom. The aggregate monthly rent is approximately $34,000. All leases are currently operated on rolling 12-month terms. The terms of the different leases provide break options allowing both landlord and tenant to terminate on provision of not less than one month’s prior written notice.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the trading symbol, “NMRD”. On June 28, 2022, the closing price for our common stock as reported on the NASDAQ Capital Market was $2.61.

As of June 28, 2022, we had 83 holders on record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Unregistered Sales of Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2022.

ITEM 6.  [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under ‘‘Risk Factors,’’ our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”.

Overview

Business Review and Outlook

It is management’s view that the Company has made good progress during the fiscal year ended March 31, 2022, with December 2021 marking a significant milestone in the Company’s evolutionary journey as the first commercial deliveries of our sugarBEAT® non-invasive glucose monitor (“CGM”) were made to the UK licensee, MySugarWatch Limited (“MSW”). It is expected that MSW will sell the CGM under the brand MySugarWatch® and MSW has developed a subscription-based diabetes coaching and management service that will be provided alongside the CGM, primarily targeting those with type 2 diabetes. A key priority of the Company’s being to provide ongoing support to MSW as it commences its own launch plan.

Furthermore, on September 24, 2021, the Company entered into a License, Supply and Distribution Agreement with ‘MySugarWatch DuoPack Limited’ (“MSW-DP”), a sister company of MSW, whereby MSW-DP will provide CGM sensors free of charge with certain medications that are widely prescribed to persons with Type 2 diabetes. These medications are due to come off patent in the fourth calendar quarter of 2022 in Europe and the UK, and 2023 in the USA. The agreed sale price of sensors to MSW-DP under the terms of the agreement is $20 per box of 5 sensors for the USA market, and in Europe and the UK 12.50 Euros in the first 12 months from product launch and 10 Euros thereafter per box of 5 sensors. Nemaura’s anticipated cost of goods per sensor on large-scale production is $1 per sensor. As of January 2022, there were over 2 million prescriptions written for these medications each month in the combined key EU and UK territories. The company believes this will provide an opportunity for rapid market penetration in the use of its CGM sensors, at a scale that can enable the targeted lower cost of goods to be achieved and thereby support both revenue and margin growth into the future.

Management is now focused on fulfilling the remainder of the UK licensees’ initial orders and supporting MSW’s UK launch, while also developing the capabilities of the Company to develop and service new channels of business across other geographic markets via the use of our BEAT platform. To this end the company is now actively planning product launch in other territories that accept the CE mark registration. In addition, the company is seeking to exploit its product platform in the consumer space. All of these avenues are expected to strengthen revenue generation in future periods.

In line with this view, the Company has taken the following actions during the fiscal year ended March 31, 2022

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
  Engaged with external third party manufacturers with the ability to provide significant scale up services for product manufacture moving forward.

Affiliated Company Relationships

Pharma was incorporated in November 2005. Through October 2013, all technology development and related transactions were incurred by Pharma. As new technology platforms were invented and developed, additional companies were set up to contain these new technology platforms, and to aid in the process of raising further investments to progress the development of these subsequent technologies. However, due to the small size of the operations, low number of employees and laboratory and office space required, initially, certain costs were borne by Pharma and charged to DDL as required. On April 4, 2018, a service agreement was put into place between Pharma and DDL which covered the development of sugarBEAT® under Pharma’s ISO13485 Accreditation. In lieu of these services, Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred. This agreement includes all aspects of the development, registration and manufacture of sugarBEAT®.

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

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations. On March 31, 2022, the Company had cash balances of $17,749,233, total stockholders’ equity of $466,804 and an accumulated deficit of $37,731,476. To date, the Company has in large part relied on equity financing to fund its operations. Initially additional funding also came from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company implements and scales its product commercialization strategy.

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

Results of Operations

Fiscal Year Ended March 31, 2022 Compared to Fiscal Year Ended March 31, 2021

Revenue

December 2021 marked a pivotal milestone for the Company as the Company commenced deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. These deliveries continued in line with the schedule agreed with MSW during the remainder of the current fiscal year.

While the majority of the $503,906 revenue recognized related to the delivery of goods, a proportion also related to the recognition of the GBP 1 million (approximately $1.32 million), that was previously received and held within deferred revenue, relating to the exclusive Marketing Rights Agreement that was signed with MSW. We expect to record the remainder of the revenue over an approximately 10-year term from the date sales to MSW commenced.

There was no revenue recognized in the year ended March 31, 2021.

Research and Development Expenses

Research and development expenses were $1,556,988 and $1,554,603 for the fiscal years ended March 31, 2022 and 2021, respectively. The stabilization in costs here being established as the Company’s historically more significant research and development expenditure relating to clinical trials and improvements made to the sugarBEAT® device started to flatten out over the year. We expect that the sugarBEAT® related research and development expenses will reduce in future periods as the product is launched, however the Company expects to continue to incur research and development costs to both enhance, refine and extend the platform capabilities for alternative applications.

General and Administrative Expenses

General and administrative expenses were $6,173,049 and $3,032,138 for the fiscal years ended March 31, 2022 and 2021, respectively. These consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages. The increase in expenses being driven predominantly by increased wages, as additional headcount has been added to support the operational scale up process across both our UK and U.S. teams. Increases have also been seen in insurance, rent and depreciation and amortization, which are considered to be directly related to the commercialization steps undertaken during the period. In addition to this, a non-cash item charge of $440,196 was booked as a result of the mark-to-market impact from the revaluation of the foreign currency forward contracts in place as of the fiscal period end, along with a further non-cash charge of $133,529 in relation to the fair value of share options issued to directors.

As the Company continues to scale up to service its existing order book, it is expected that general and administrative expenses will continue to exhibit a similar higher cost profile moving forward, as the business continues to transition to an operationally focused base that is expected to result in increased functional expenses relating to production, sales, marketing, customer service, as well as enhancements to other existing functions.

Other Comprehensive Income

For the fiscal years ended March 31, 2022 and 2021 other comprehensive income saw a charge of $257,885 versus a credit of $472,559, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $37,731,476 through March 31, 2022. We have historically financed our operations through a combination of debt and equity funding. During the fiscal year ended March 31, 2022, warrants to purchase 366,892 shares of common stock were exercised and provided $2,963,658 of additional funding. Additionally, 397,524 shares of common stock were issued under the ATM facility, which provided $1,568,027 of additional funds, net of costs of $50,765, and a further 375,000 shares of common stock were issued to generate further funding of $1,500,000.

At March 31, 2022, the Company had net working capital of ($494,444) which included cash balances of $17,749,233 and notes payable of $19,188,724. The Company reported a net loss of $13,886,805 for the fiscal year ended March 31, 2022, which included interest expense of $6,666,630.

Having reviewed the company’s forward looking cashflow requirements in relation to the cash balance held at March 31, 2022, management is aware of the need to raise additional funds in order to finance the ongoing commercialization of sugarBEAT®. The Company had $17,749,233 of cash at March 31, 2022, which management consider to be more than sufficient to fund the ongoing operational expenses of the business, however the terms of the existing debt held on balance sheet will fall due for repayment as of February 2023, which will trigger a requirement to either restructure the debt or obtain additional, new, funding.

In evaluating the going concern position of the company, management have considered the ability of the company to raise additional funding in combination with one or more of the different funding options available to it at this time.  Based on current and ongoing engagement with potential funding providers, Management believe that there is a reasonable expectation that funding could be provided by one, or more, of the following options:

•	Equity funding – the company has immediate access to funds through the ATM facility that is currently in place; in addition to this, there are various alternative mechanisms available to the company similar to those used previously e.g. direct sale of shares to interested third parties, similar to the stake sold to Tiger Trading Partners L.L.C. in February 2022, as well as other mechanisms to sell common stock via an underwritten agreement or the further exercise of warrants by the current warrant holders etc.
•	Debt funding – the company continues to be in ongoing discussions with third party debt providers, including the incumbent, to enable the existing debt facility to be restructured or renewed, should management feel that this route offers a more attractive option compared to the sale of equity that is dependent on the current market conditions.
•	Alternative funding as used in the past such as the sale of licenses. As product development is now at a significant more advanced stage then it was, it is management’s belief that the sufficient funding could be provided through the sale of licenses in a similar way to the UK license agreement sale that help provided early-stage development funding.

As a consequence of this funding requirement being triggered without the funding bridge have been put in place by the date of filing these consolidated financial statements, ASC 205-40 requires that management recognize and disclose this point as an event which creates a substantial doubt as the Company’s ability to continue as a going concern for at least one year from the date of filing of these consolidate financial statements.

Cash Flows

Net cash used by our operating activities for the fiscal year ended March 31, 2022, was $6,504,041 which reflected the following key cashflow movements: a net loss of $13,886,805 which included non-cash items booked as an expense relating to the accretion of the debt discount ($6,666,630), mark-to-market valuation of the foreign currency forward contracts that were held at fiscal year-end ($440,196), stock-based compensation paid to an employee combined the fair value of options issued to directors ($220,917), and depreciation and amortization ($229,810).

Cashflows were also impacted by increases in inventory of $637,149, and accounts receivable – related parties of $250,092 relating to the acquisition of raw materials to support manufacture and delivery of product to our UK Licensee; the increase in inventory being largely offset by the decrease in prepaid expenses of $519,346 vs the prior year end which reflected upfront payments for inventory at that time.

Working capital cashflow was also impacted by a decrease in accounts payable of $117,384, due to timing of purchases and an increase in other liabilities and accrued expenses of $310,490.

Net cash used by our operating activities for the fiscal year ended March 31, 2021, was $5,998,097 which were driven by cashflow movements relating to the following: A net loss of $6,258,596 which was partially offset by non-cash items booked as an expense relating to the accretion of the debt discount ($2,007,687), stock-based compensation paid to third party suppliers ($113,171), and depreciation and amortization ($98,075). Cashflows were also impacted by an increase in inventory of $564,313, combined with and increase in prepaid expenses of $767,050, and an increase in Accounts receivable – related party, as the Company geared up towards commercialization.

Net cash used in investing activities was $956,482 for the fiscal year ended March 31, 2022, which reflected expenditure on property and equipment to support the commencement of manufacture of product for sale during the year of $481,718, combined with ongoing spend on software development ($391,073) and patent costs ($83,691), to enhance the businesses digital offering and protect the intellectual property developed.

Net cash used in investing activities was $836,440 for the fiscal year ended March 31, 2021, which reflected expenditure for software development costs of $663,758, combined with costs related to patent filings of $81,952, and the purchase of property and equipment of $90,730.

Net cash utilized in financing activities for the fiscal year ended March 31, 2022, was $6,368,315. This includes repayments made in relation to debt funding of $12,400,000, which was partially offset by the proceeds from the issuance of common stock in relation to equity funding was $3,118,792, with associated cash costs of $50,765, combined with the sale of warrants which provided a further $2,963,658 of cash funding.

Net cash provided by financing activities for the fiscal year ended March 31, 2021, was $37,986,392. Proceeds from the issuance of common stock in relation to equity funding was $15,750,672 with associated cash costs of $957,193; the sale of warrants providing a further $400,503. $25,000,000 was provided via the issuance of two notes payable during the year, with associated cash costs incurred of $1,525,035 while repayments made were $600,000. $82,555 of cash expense was incurred in relation to concluding the full repayment of the insurance financing arrangement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

None.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nemaura Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nemaura Medical Inc. (the Company) as of March 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, current debt due over current cash balances, and has accumulated deficits that raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado

June 29, 2022

NEMAURA MEDICAL INC.
Consolidated Balance Sheets

	As of March 31,	As of March 31,
	2022 ($)	2021 ($)

ASSETS
Current assets:
Cash	17,749,233	31,865,371
Prepaid expenses and other receivables	750,167	1,269,513
Accounts receivable – related party	101,297	—
Inventory	1,487,771	850,622
Total current assets	20,088,468	33,985,506

Other assets:
Property and equipment, net of accumulated depreciation	532,508	202,145
Intangible assets, net of accumulated amortization	1,480,980	1,055,256
Total other assets	2,013,488	1,257,401
Total assets	22,101,956	35,242,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	136,310	253,694
Liability due to related parties	—	148,795
Other liabilities and accrued expenses	998,622	180,522
Notes payable, current portion	19,188,724	5,733,370
Deferred revenue	259,256	103,470
Total current liabilities	20,582,912	6,419,881

Non-current portion of notes payable	—	19,188,724
Non-current portion of deferred revenue	1,052,960	1,276,130
Total liabilities	21,635,872	26,884,735

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 - authorized: 42,000,000 shares; issued and outstanding: 24,102,866 and 22,941,157 as of March 31, 2022 and 2021, respectively	24,103	22,941
Additional paid-in capital	38,295,775	32,044,335
Accumulated deficit	(37,731,476)	(23,844,671)
Accumulated other comprehensive (loss) income	(122,318)	135,567
Total stockholders’ equity	466,084	8,358,172
Total liabilities and stockholders’ equity	22,101,956	35,242,907

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended March 31,
	2022 ($)	2021 ($)
Sales	503,906	—
Cost of Sales	(344,300)	—
Gross Profit	159,606	—

Operating expenses:
Research and development	1,556,988	1,554,603
General and administrative	6,173,049	3,032,138
Total operating expenses	7,730,037	4,586,741

Loss from operations	(7,570,431)	(4,586,741)

Interest expense	(6,666,630)	(2,007,687)
Loss before income tax benefit	(14,237,061)	(6,594,428)

Provision for income tax benefit	350,256	335,832
Net loss	(13,886,805)	(6,258,596)

Other comprehensive income:
Foreign currency translation adjustment	(257,885)	472,559
Comprehensive loss	(14,144,690)	(5,786,037)

Net loss per share, basic and diluted	$(0.59)	$(0.28)
Weighted average number of shares outstanding	23,383,758	22,283,377

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive Loss ($)	Total Stockholders’ Equity (Deficit) ($)
Balance at March 31, 2020	20,850,848	20,851	16,589,272	(17,586,075)	(336,992)	(1,312,944)
Issuance of common shares, net of costs of $957,193	1,994,924	1,995	14,791,484	—	—	14,793,479
Exercise of warrants	38,683	38	400,465	—	—	400,503
Restricted shares issued as stock-based compensation	56,702	57	263,114	—	—	263,171
Foreign currency translation adjustment	—	—	—	—	472,559	472,559
Net loss	—	—	—	(6,258,596)	—	(6,258,596)
Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Issuance of common shares, net of costs of $50,765	772,524	773	3,067,254	—	—	3,068,027
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Restricted shares issued as stock-based compensation	22,293	22	87,366	—	—	87,388
Options issued to directors	—	—	133,529	—	—	133,529
Foreign currency translation adjustment	—	—	—	—	(257,885)	(257,885)
Net loss	—	—	—	(13,886,805)	—	(13,886,805)
Balance at March 31, 2022	24,102,866	24,103	38,295,775	(37,731,476)	(122,318)	466,084

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2022 ($)	2021 ($)
Cash Flows from Operating Activities:
Net loss	(13,886,805)	(6,258,596)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,810	98,075
Accretion of debt discount	6,666,630	2,007,687
Mark-to-market foreign exchange revaluation	440,196	—
Stock-based compensation	220,917	113,171

Changes in assets and liabilities:
Prepaid expenses and other receivables	519,346	(767,050)
Inventory	(637,149)	(564,313)
Accounts payable	(117,384)	(39,914)
Accounts receivable – related party	(250,092)	(681,298)
Other liabilities and accrued expenses	310,490	94,141
Net cash used in operating activities	(6,504,041)	(5,998,097)

Cash Flows from Investing Activities:
Capitalized patent costs	(83,691)	(81,952)
Purchase of property and equipment	(481,718)	(90,730)
Capitalized software development costs	(391,073)	(663,758)
Net cash used in investing activities	(956,482)	(836,440)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,118,792	15,750,672
Costs incurred in relation to equity financing	(50,765)	(957,193)
Proceeds from warrant exercise	2,963,658	400,503
Proceeds from issuance of notes payable	—	25,000,000
Debt issuance costs paid	—	(1,525,035)
Repayments of notes payable	(12,400,000)	(600,000)
Repayments of insurance financing	—	(82,555)
Net cash (used in) provided by financing activities	(6,368,315)	37,986,392

Net (decrease) increase in cash	(13,828,838)	31,151,855
Effect of exchange rate changes on cash	(287,300)	607,409
Cash at beginning of year	31,865,371	106,107
Cash at end of year	17,749,233	31,865,371
Supplemental disclosure of non-cash financing activities:
Prepayment of equity compensation	—	$50,000
Licenses acquired through stock issuance	—	$100,000
Monitoring fees added to notes payable	$2,764,775	$718,661

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

Nemaura is a Nevada holding company organized in 2013. Nemaura owns one hundred percent (100%) of Dermal Diagnostic (Holdings) Limited, an England and Wales corporation (“DDHL”) formed on December 11, 2013, which in turn owns one hundred percent (100%) of Dermal Diagnostics Limited, an England and Wales corporation formed on January 20, 2009 (“DDL”), and one hundred percent (100%) of Trial Clinic Limited, an England and Wales corporation formed on January 12, 2011 (“TCL”).

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

The following diagram illustrates Nemaura’s corporate structure as of March 31, 2022:

During the fiscal year ended March 31, 2021, the Board of Directors assessed the adequacy of the group’s organizational structure and concluded that an intermediary holding company, Region Green Limited, was no longer required, as the entity had been effectively dormant since inception, and no longer represented a requirement to be maintained. It was therefore determined that Region Green Limited should be unwound, with the assets held by Region Green Limited being transferred up to Nemaura Medical Inc. following which Region Green Limited would be dissolved.

The transfer of assets took place on March 5, 2021 and Region Green Limited was formally dissolved as of April 23, 2021.

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $37,731,476 as of March 31, 2022. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission. The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs, these losses are expected to decrease over time. Management has entered into licensing, supply, or collaboration agreements with unrelated third parties relating to the United Kingdom (“UK”), Europe, Qatar, and all countries in the Gulf Cooperation Council.

Going Concern

As identified under Item 1A, management is aware of the need to raise additional funds in order to finance the ongoing commercialization of sugarBEAT®. The Company had $17,749,233 of cash at March 31, 2022, which management consider to be more than sufficient to fund the ongoing operational expenses of the business, however the terms of the existing debt held on balance sheet will fall due for repayment as of February 2023, which will trigger a requirement to either restructure the debt or obtain additional, new, funding.

In evaluating the going concern position of the company, management have considered the ability of the company to raise additional funding in combination with one or more of the different funding options available to it at this time.  Based on current and ongoing engagement with potential funding providers, Management believe that there is a reasonable expectation that funding could be provided by one, or more, of the following options:

•	Equity funding – the company has immediate access to funds through the ATM facility that is currently in place; in addition to this, there are various alternative mechanisms available to the company similar to those used previously e.g. direct sale of shares to interested third parties, similar to the stake sold to Tiger Trading Partners L.L.C. in February 2022, as well as other mechanisms to sell common stock via an underwritten agreement or the further exercise of warrants by the current warrant holders etc.
•	Debt funding – the company continues to be in ongoing discussions with third party debt providers, including the incumbent, to enable the existing debt facility to be restructured or renewed, should management feel that this route offers a more attractive option compared to the sale of equity that is dependent on the current market conditions.
•	Alternative funding as used in the past such as the sale of licenses. As product development is now at a significant more advanced stage then it was, it is management’s belief that the sufficient funding could be provided through the sale of licenses in a similar way to the UK license agreement sale that help provided early-stage development funding.

However, as a consequence of this funding requirement being triggered without the funding bridge having been put in place by the filing date of these consolidated financial statements, ASC 205-40 requires that management recognise and disclose this point as an event which creates a substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of filing of these consolidate financial statements.

Following the receipt of the CE mark approval in the EU, and in support of our plans for similar certification with the FDA in the U.S., our plan is to utilize the cash on hand to continue establishing commercial manufacturing operations for the commercial supply of the sugarBEAT® device and sensor patches in our target markets.

Management's strategic plans include the following:

–	support the UK and EU launch of sugarBEAT®;
–	obtaining further regulatory approval for the sugarBEAT® device in other countries such as the U.S.;
–	exploring licensing and partnership opportunities in other territories;
–	developing the sugarBEAT® device platform for commercialization across other applications; and
–	pursue additional capital raising opportunities as and when required to further enhance our growth plans.

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

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Revenue recognition

The Company has considered the guidelines within the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers as a requirement of the revenue recognition that it commenced during the current fiscal year. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services.

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

Deferred revenue

The Company has entered into license agreements and recognizes up front license payments as revenue upon delivery of the license only if the license has stand-alone value to the customer. However, where further performance criteria must be met, revenue is deferred and recognized on a basis that is considered to be appropriate to the conditions associated with the license and over the period the Company is expected to complete these performance obligations.

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

Fair value of financial instruments

In accordance with ASC 820, “Fair Value Measurements and Disclosures,” the Company determines the fair value of financial instruments with the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally four to five years. This is charged to operating expenses.

Intangible assets

Intangible assets consist of licenses and patents associated primarily with the sugarBEAT® device and are amortized on a straight-line basis, generally over their legal lives of up to 20 years and are reviewed for impairment. Costs capitalized relate to invoices received from third parties and not any internal costs. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows. There were no impairment indicators present during the fiscal years ended March 31, 2022 or 2021.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended March 31, 2022 and 2021.

In December 2017, the U.S. Tax Cuts and Jobs Act was signed into law. Generally, this Act reduces corporate rates from a top rate of 35% to a top rate of 21%, effective January 1, 2018. As the Company’s U.S. operations are minimal, and all deferred tax assets maintain a full valuation allowance, there is no significant impact to the Company as of and for the years ended March 31, 2022 and 2021.

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. For the fiscal year ended March 31, 2022, warrants to purchase 1,573,098 shares of common stock, options to purchase 40,000 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were excluded from the calculation of diluted loss per share. For the fiscal year ended March 31, 2021, warrants to purchase 1,939,990 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock as well as 9,710 warrants were considered anti-dilutive and were excluded from the calculation of diluted loss per share.

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

The Company is exposed to the impact of foreign currency exchange fluctuations as a significant proportion of our expenses are incurred within our UK subsidiary which is denominated GBP, with the remaining portion denominated in USD and a small amount in Euros (“EUR”). In addition to this, we hold the majority of our cash in USD, with amounts also held in GBP and, to a much smaller amount, in EURs. The Company’s objective is to reduce the volatility associated with these foreign exchange rate changes to allow management to focus our attention on our core business strategy and objectives. Accordingly, the Company entered into a target accrual redemption forward (“TARF”) agreement to sell USD and buy GBP across 25 defined monthly fixings in order to fix the costs associated with the foreign currency exchange fluctuations associated with our GBP denominated expenses. These fixings allow for $250,000 to be converted into GBP at a rate of $1.359 subject to the spot rate on the fixing date being above the fixed rate. Should the spot rate fall below $1.359 on the scheduled fixing date but above a rate of $1.319, the Company can exchange the fixing amount at the spot rate on the day; should the spot rate fall below $1.319 the Company is obligated to convert $500,000 to GBP at the fixed rate of $1.359. The exchange rate range experienced by the Company over the last two years for USD: GBP has seen a high of approximately $1.216 in May 2020 and a low of approximately $1.423 in June 2021. Cumulative profit on the sale of USD is capped at an aggregate of approximately $55,000 over the shorter of the life of the contract fixings or the utilization of the cap.

At March 31, 2022, the Company held a forward contract to sell up to $12.5 million, which when remeasured at fair value generated a non-cash item loss of $440,196 and has been accounted for within the foreign exchange translation adjustments line within general and administrative expenses and is held on the Company’s balance sheet within other liabilities and accrued expenses. No such similar derivative financial instruments were in place at the fiscal year ended March 31, 2021.

The Company’s foreign currency forward contracts are measured at fair value on a recurring basis and are classified as Level 2 under our fair value of financial instruments policy.

Retirement benefit plan

The Company operates a retirement plan which covers most of our regular employees in the UK and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan for the fiscal years ended March 31, 2022 and 2021, were approximately $24,300 and $12,100, respectively. The increase in the fiscal year ended March 31, 2022 was driven by the increase in our employee numbers.

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

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

The Company has taken steps to support the commercialization process by increasing raw material inventory over the year in order to support the transition to product manufacturing in relation to sale to the UK Licensee.

The Company is also in the process of establishing options to broaden the existing internal manufacturing capabilities with the expectation that it will leverage the manufacturing capacity and capabilities of one or more contract manufacturers as volume increases.

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

NOTE 4 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.32 million and $1.38 million as of March 31, 2022 and 2021, respectively), which was wholly non-refundable, upon signing the agreement.

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred with the expectation that this deferred revenue would be treated income over the term of the commercial licensing agreement beginning from the date of clinical evaluation approval. The Company received this confirmation during the current fiscal year, along with an initial order against which deliveries commenced in December 2021. At March 31, 2022, approximately $107,000 of this deferred revenue has been treated as a current liability within the $259,256 deferred revenue balance held; the remainder being shown as a non-current liability balance sheet item.

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2022 and 2021, property and equipment is summarized as follows:

	March 31,
	2022 ($)	2021 ($)
Property and equipment	806,117	346,500
Less accumulated depreciation	(273,609)	(144,335)
	532,508	202,145

Depreciation expensed within the consolidated statements of operations and comprehensive loss relating to property and equipment for the years ended March 31, 2022 and 2021 was approximately $138,000 and $69,000, respectively.

NOTE 6 - INTANGIBLE ASSETS

The following table summarises our intangible assets and capitalized software development costs at March 31, 2022 and 2021:

	March 31,
	2022 ($)	2021 ($)
Patents and licenses	1,084,081	516,935
Less accumulated amortization	(186,927)	(125,437)
	897,154	391,498

Software development costs	583,826	663,758

	1,480,980	1,055,256

Amortization expensed within the consolidated statements of operations and comprehensive loss relating to intangible assets for the years ended March 31, 2022 and 2021 was approximately $92,000 and $29,000, respectively.

Assuming a constant currency, the following table represents the estimated amortization for intangible assets relating to patents and licenses for the years ending March 31; no amortization has been estimated for software development as this is considered to be work-in-progress and the final costs are yet to be determined:

($)
2023	174,964
2024	173,910
2025	173,857
2026	149,783
2027	98,307
Thereafter	126,333
Total future net intangible amortization expense	897,154

NOTE 7 – PREPAID EXPENSES

	March 31,
	2022 ($)	2021 ($)
Prepaid expenses	473,799	592,695
Prepaid inventory	—	587,493
Other taxes	276,368	89,325
	750,167	1,269,513

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

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

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

Security Agreement

On February 8, 2021, the Security Agreement established in respect to Note Purchase Agreement 1 was extended to include Note Purchase Agreement 2, which is also secured against all of the Company’s assets owned as of the closing date and extends to any assets acquired at any time that the Company’s obligations under Secured Note 2 are outstanding.

As of March 31, 2022, all outstanding debt in relation to the Note Purchase Agreements is due for repayment within the next 12 months.

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

The following is a summary of activity between the Company and Pharma, B&W and NDM for the years ended March 31, 2022 and 2021:

	March 31,
	2022 ($)	2021 ($)
Liability due to related parties at beginning of year	148,795	830,093
Amounts invoiced by Pharma to DDL, NM and TCL (1)	3,245,985	2,441,108
Amounts invoiced by DDL to Pharma	(2,495)	(17,213)
Amounts repaid by DDL to Pharma	(3,492,962)	(3,209,084)
Foreign exchange differences	(620)	103,891
(Receivable)/Liability due (from) to related parties at end of year	(101,297)	148,795

(1)	These invoiced amounts primarily relate to research and development expenses.

All related party transactions relate to operating activities in the years ended March 31, 2022 and 2021.

NOTE 10 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

United States of America

The Company is incorporated in the U.S. and is subject to a U.S. federal corporate income tax rate of 21% for the years ended March 31, 2022 and 2021.

British Virgin Islands

RGL was incorporated in the British Virgin Islands (“BVI”). Under the current laws of the BVI, RGL was not subject to tax on income or capital gains. In addition, upon payments of dividends by RGL, no BVI withholding tax was imposed. During the years ended March 31, 2022 and 2021, there were no income or expenses in the BVI; RGL was formally dissolved as of April 23, 2021.

UK

DDL, TCL and DDHL are all incorporated in the UK and the applicable UK statutory income tax rate for these companies is 19%.

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

For the fiscal years ended March 31, 2022 and 2021 loss before income tax benefit arose in the UK and U.S. as follows:

	March 31,
	2022	2021
	$	$
Loss before income taxes arising in UK	(11,716,916)	(5,030,204)
Loss before income taxes arising in U.S.	(2,520,145)	(1,564,224)
Total loss before income tax benefit	(14,237,061)	(6,594,428)

Reconciliation of our effective tax rate to the loss calculated at the statutory U.S. federal tax rate is as follows:

	March 31,
	2022		2021
	$		$
Loss before income taxes	(14,237,061)		(6,594,428)
Expected tax benefit	(2,989,783)	(21%)	(1,384,830)	(21%)
Foreign tax differential	234,338	2%	100,604	2%
Enhanced research and development	(463,591)	(3%)	(259,861)	(4%)
Prior year true-up of NOL’s	2,401,930	17%	—	—
Other	74,579	1%	20,226	—
Change in valuation allowance	742,527	5%	1,523,861	23%
R&D credit received	350,256	2%	335,832	5%
Actual income tax benefit	350,256	2%	335,832	5%

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	March 31,
	2022	2021
	$	$
Net operating tax loss carried forward	6,671,000	5,204,000
Research and development enhancement	335,000	1,057,000
Other items	(335,000)	(333,000)
Valuation allowance	(6,671,000)	(5,928,000)
Net deferred tax assets	—	—

In the fiscal year ended March 31, 2022, the Company received $350,256 from HMRC (Her Majesty’s Revenue and Customs) in tax credits relating to the reimbursement of research and development expenses incurred during the fiscal year ended March 31, 2021. For the fiscal year ended March 31, 2021, the research and development tax credit received was $335,832, relating to expenses incurred for the fiscal year ended March 31, 2020. These amounts are reflected as a credit provision for income taxes in the Company’s consolidated statements of operations and comprehensive loss in the respective years received.

For each of the fiscal years ended March 31, 2022 and 2021, the Company did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company mainly files income tax returns in the U.S. and the UK. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2017.  The UK tax returns for the Company’s UK subsidiaries are open to examination by the UK tax authorities for the tax years beginning April 1, 2016.

As of March 31, 2022, the Company has net operating losses (“NOLs”) of approximately $8,351,000 in the U.S. and $25,879,000 in the UK. NOLs may be carried forward indefinitely. Additionally, the Company has a research and development enhancement deduction carry forward of approximately $1,762,000 for purposes of UK income tax filings.

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

NOTE 11 – STOCKHOLDERS’ EQUITY

Shelf Registration Statement

The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on March 24, 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $224,634,031, dependent upon available shares.

Other equity transactions

On July 23, 2021, the Company entered into an At The Market Offering Agreement (the “2021 ATM”) with H.C. Wainwright & Co., LLC (the “Agent”) pursuant to which the Company may offer and sell from time to time to, at its option, up to an aggregate of $100 million of shares of its common stock. Shares sold under the 2021 ATM are issued pursuant to the Company’s 2019 Shelf Registration Statement and a prospectus supplement dated July 23, 2021.

The Company is required to pay the Agent a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Agent with customary indemnification rights. During the year ended March 31, 2022, the Company issued and sold 397,524 shares of its common stock at an average price of $4.07 per share under the 2021 ATM for aggregate net proceeds of $1.6 million after deducting commissions and offering expenses payable by the Company.

During the fourth quarter of the fiscal year ended March 31, 2022, the Company was approached by Tiger Management L.L.C. (a vehicle for the family office of Julian H. Robertson) with a view to acquiring a direct stake in the Company. The Company agreed to sell 750,000 shares to Tiger Trading Partners L.L.C. (an affiliate undertaking) at a price of $4 per share and gross proceeds of $3 million; 50% of the shares being sold within the 2021 ATM facility noted above, and the remainder as a direct issuance which completed on February 10, 2022.

The Company commenced an offering of up to $20,000,000 worth of shares of its common stock on October 19, 2018. For the fiscal year ended March 31, 2021, a total of 408,718 shares were issued pursuant to the offering, generating gross proceeds of $4,250,676 and costs of $127,520. For the fiscal year ended March 31, 2022, no shares were issued pursuant to the offering as the offering agreement had been terminated as of August 18, 2020.

On December 18, 2018, the Company issued a unit purchase option, to purchase 9,710 shares and 9,710 warrants, to Dawson James Securities, Inc. The Company has classified this option as equity. The unit purchase option has an exercise price of $13.00 per unit and can be exercised for a period of three years from 180 days following the date that the registration became effective.

On December 20, 2018, the Company sold 194,206 units, with each unit consisting of one share of common stock and one 5-year warrant to purchase one share of common stock at an exercise price of $10.40 per share, at a purchase price of $10.40 per unit, for gross proceeds of $2,019,743 and net proceeds to the Company of $1,691,541, after deducting $328,302 of placement agent commissions and other offering expenses. As of March 31, 2022, 58,569 of the warrants had been exercised, generating $609,118 of additional funds. At March 31, 2022, there were 135,753 warrants outstanding.

On July 30, 2020, the Company sold 1,586,206 shares of the Company’s common stock and warrants to purchase up to 793,103 shares of common stock. Each share of common stock and accompanying one-half of a warrant were sold for a combined purchase price of $7.25, for gross proceeds of $11.5 million and net proceeds to the Company of $10.7 million, after deducting placement agent fees and offering expenses. Each whole warrant is immediately exercisable at a price of $8.00 per share, subject to adjustment in certain circumstances, and will expire five years from the date of issuance. As of March 31, 2022, 58,569 of the warrants had been exercised, generating $2,846,064 of additional funds. At March 31, 2022, there were 437,345 warrants outstanding.

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

Stock options

On January 28, 2022, the Board of Directors granted to each of the directors, an option to purchase 8,000 shares of common stock at an exercise price of $3.98 per share, being the closing price of the Company’s common stock on the date of grant. The option was fully vested at grant and is exercisable for a period of five years from the date of grant.

The following table provides a summary of the Options Award activity is presented below:

	Number of Options	Weighted Average Exercise Price $	Weight Average remaining Contractual Term (years)
Balance at April 1, 2021	—	—
Granted	40,000	3.98
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance at March 31, 2022	40,000	3.98	4.83
Vested and exercisable at March 31, 2022	40,000	3.98	4.83

The fair value of stock options granted during the fiscal year ended March 31, 2022 was determined using a Black-Scholes Option Pricing Model (there were no options granted as at April 1, 2021). The key assumptions for which have been set-out below:

Stock Price	$3.98
Exercise Price	$3.98
Term	5 years
Volatility	122.52%
Expected dividend yield (%)	—
Discount Rate (Bond Equivalent Yield)	2.28%

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

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements

Whilst restrictions associated with COVID-19 have largely been removed in our operational locations, we will continue to assess the situation, including abiding by any government-imposed restrictions, as and where relevant.

(b)            Investor relations agreements

The Company has entered into contracts with several investor relations specialists to help support the ongoing financing activities of the business.

During the fiscal year ended March 31, 2022, the Company extended the contractual agreement that it had entered into in the year ended March 31, 2021, into a rolling monthly agreement, compensation for which was settled in cash. Stock-based compensation of $50,000 was expensed during the current year end, all of which related to the previous agreement terms.

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

NOTE 13 – Subsequent Events

At The Market Offering

The At The Market Offering Agreement, or the sales agreement, that was entered into with H.C. Wainwright & Co., LLC, or the sales agent or Wainwright, dated as of July 23, 2021 was amended as of April 1, 2022, relating to the offer and sale of shares of our common stock. In accordance with the terms of the sales agreement, we may offer and sell up to a maximum aggregate amount of $3,000,000 (as opposed to $100,000,000) shares of our common stock from time to time through the sales agent.

Note Purchase Agreement

On May 20, 2022, the Company entered into a new note purchase agreement (“Note Purchase Agreement 3”) by and among the Company, DDL, TCL and a third-party investor.

Pursuant to the terms of the Note Purchase Agreement 3, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company a secured promissory note (the “Secured Note”) in the original principal amount of $6,015,000. In consideration thereof, on May 20, 2022 (the closing date), (i) the Investor paid $5,000,000 in cash, and (ii) the Company delivered the Secured Note on behalf of the Company, to the Investor, against delivery of the Purchase Price. For these purposes, the “Purchase Price” means the Investor’s initial cash purchase price.

The Secured Note is secured by the Collateral (as hereinafter defined). The Secured Note carries an original issue discount (“OID”) of $1,000,000 (16.7%). In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”). In addition to this, a payment of $300,000 was made to Ascendiant Capital Markets, LLC, (the “Commission”) for structuring the agreement between both parties. The Purchase Price for the Secured Note is $4,700,000, computed as follows: $6,015,000 original principal balance, less: OID, Transaction Expense Amount, and commission paid.

The borrowing period is 24 months, and the Company shall pay the outstanding balance and all fees on maturity. A monitoring fee equal to 0.833% of the outstanding balance will automatically be added to the outstanding balance on the first day of each month. The debt less the discount and transaction expenses will be accreted over the term of the Note using the effective interest method.

Security Agreement

On May 20, 2022, the Company entered into the Security Agreement by the Company, DDL and TCL, in favor of the Investor (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company granted the Investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products, and accessions thereof.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management, including our Chief Executive Officer and Chief Financial Officer conducted an evaluation, as of March 31, 2022, of the design and effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Since we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On May 20, 2022, the Company entered into a new note purchase agreement (“note Purchase Agreement 3”) by and among the Company, DDL, TCL and a third-party investor.

Pursuant to the terms of the Note Purchase Agreement, the Company agreed to issue and sell to the Investor and the Investor agreed to purchase from the Company a secured promissory note (the “Secured Note”) in the original principal amount of $6,015,000. In consideration thereof, on May 20, 2023 (the closing date), (i) the Investor paid $5,000,000 in cash, and (ii) the Company delivered the Secured Note on behalf of the Company, to the Investor, against delivery of the Purchase Price. For these purposes, the “Purchase Price” means the Investor’s initial cash purchase price.

The Secured Note is secured by the Collateral (as hereinafter defined). The Secured Note carries an original issue discount (“OID”) of $1,000,000 (16.7%). In addition, the Company agreed to pay $15,000 to the Investor to cover the Investor’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Secured Note (the “Transaction Expense Amount”). In addition to this, a payment of $300,000 was made to Ascendiant Capital Markets, LLC, (the “Commission”) for structuring the agreement between both parties. The Purchase Price for the Secured Note is $4,700,000, computed as follows: $6,015,000 original principal balance, less: OID, Transaction Expense Amount, and commission paid.

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

Name	Age	Position	Date of Appointment
Dewan Fazlul Hoque Chowdhury	49	Chief Executive Officer, President and Director	December 24, 2013
Justin Mclarney	50	Chief Financial Officer	September 15, 2020
Arash Ghadar	45	Chief Operating Officer	January 5, 2022
Bashir Timol	47	Director, Chief Business Officer	December 24, 2013 April 9, 2018
Thomas Moore	58	Independent Director	August 3, 2017
Dr. Salim Natha	55	Independent Director	July 26, 2017
Timothy Johnson	38	Independent Director	July 17, 2017

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

Justin Mclarney. Mr. Mclarney joined the business as Chief Financial Officer in September 2020, having over 20 years’ experience in corporate and international financial management, accounting, and process development and control. He has a strong track record of driving profitable growth across businesses encompassing ecommerce, retail, logistics and supply chain operations at an international level. Mr. Mclarney has held various Senior Finance & Operational roles, including most recently the position of Senior Director, International Finance at Lands’ End Inc. from January 2016 to June 2020 where he was responsible for all Finance teams across the European and Japanese business units. From February 2007 to September 2015, Mr. Mclarney worked for Office Depot in a range of increasingly senior roles culminating in the Senior Director of Finance for the European Contract business. Prior to this, he spent over 10 years in practice, the final 7 years of which was with Ernst & Young LLP. Before transitioning to become a qualified Chartered Accountant, Mr. Mclarney studied Law and obtained his Legal Practice Certificate.

Arash Ghadar. Dr Ghadar joined the business as Chief Operating Officer on January 5, 2022, prior to joining Nemaura, Dr. Ghadar spent a decade as the Technical Director of Datalink Electronics (Datalink) in Loughborough, England where he managed the design team as an autonomous entity within Datalink. He was responsible for management of the day-to-day operations, business planning, legal affairs, finance, sales, and business development of the design team. In this role, he also oversaw numerous technical projects for healthcare and industrial customers that included product development lifecycle, feasibility studies, design, development, prototyping, validation, certification, quality management, and volume manufacturing.

Dr. Ghadar is also currently a non-executive director at Medilink Midlands, the Midlands (England) Life Sciences industry association with a vision to stimulate the growth of the Midlands life science sector. He has a BSc Degree and Masters in Electronics and Control Systems Engineering, where he achieved a First Class degree and Distinction respectively, and he also has a Ph.D. in Biosensors from the University of Warwick (U.K.).

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

Timothy Johnson. Mr. Johnson was elected as a director in July 2017. He is currently serving in executive positions in several tax consultancy and accountancy businesses in the UK. He is a practicing Chartered Tax Adviser and holds a first-class Master of Science in Mathematics and Physics from the University of Manchester, UK. Mr Johnson’s work involves in depth review and analysis of financial statements on a daily basis, and he has significant experience in matters relating to financial accounts, tax, financial management, financial regulatory requirements and anti-money laundering requirements.

Thomas Moore. Mr. Moore was elected as a director in August 2017. He is currently working as a director, tax consultant and co-owner of a tax consultancy and pensions administration business (WestBridge), having built up three decades of experience in accounting and consulting fields at leading accounting firms including Grant Thornton, KPMG and PricewaterhouseCoopers. Throughout the last five years, Mr Moore has held his current role with WestBridge since May 2017 and before that was a Director with Grant Thornton UK PLC. He is a practicing Chartered Tax Adviser and earned his first-class Bachelor of Arts in French and Russian from the University of Northumbria, UK. The qualifications Mr Moore brings to the role include a wealth of experience in matters relating to accounts, financial management and financial regulatory requirements including his current experience as an MLRO in two companies.

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

Material Changes to Procedures by which Security Holders May Recommend Board Nominees

We do not currently have a procedure by which security holders may recommend nominees to the Board. Prior to the listing of our common stock on NASDAQ, as a private company with a limited shareholder base, we did not believe that it was important to provide such a procedure. However, as a publicly traded NASDAQ company with the requirement to hold annual shareholder meetings, we will consider implementing such a policy in the future.

The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

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

ITEM 11. EXECUTIVE COMPENSATION.

2022 Summary Compensation Table

This table provides disclosure, for fiscal years 2022 and 2021, of the compensation paid to our named executive officers.

Named Executive Officer and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
		$	$	$	$	$	$
Dr. D.F.H. Chowdhury, Chief Executive Officer and President	2022	109,416	—	—	26,706 (1)	3,849	139,971
	2021	104,840	—	—	—	3.368	108.208
Justin McLarney Chief Financial Officer (2)	2022	256,444 (3)	—	—	—	2,498	258,942
	2021	67,107	—	—	—	1,162	68,269

(1)	On January 28, 2022, in compensation for Dr. Chowdhury’s service as a director, the Company’s Board of Directors granted to Dr. Chowdhury an option to purchase 8,000 shares of common stock at an exercise price of $3.98 per share, the closing price of the Company’s common stock on the date of grant. The option was fully vested at grant and is exercisable for a period of five years from the date of grant. The fair value attributed to the options has been calculated using a Black-Scholes Option Pricing Model.
(2)	Mr. Mclarney was appointed Chief Financial Officer of the Company on September 15, 2020. Prior to Mr. Mclarney’s appointment, Dr. Chowdhury acted as Interim Chief Financial Officer.
(3)	Of this amount, $169,055 was paid in cash, and $87,389 was paid in stock. At Mr. Mclarney’s election, a portion of his base salary was paid in stock. Accordingly, on January 31, 2022, Mr. Mclarney received 22,293 shares at the market price of $3.92.

Dr. D.F.H. Chowdhury

We entered into an employment agreement with Dr. D.F.H. Chowdhury on November 2, 2013. Dr. D.F.H. Chowdhury’s contract is for an unspecified period. He may leave the Company with notice, or the Company may terminate his contract with notice. Termination may be with or without cause. Dr. D.F.H. Chowdhury receives an annual salary of £80,000 pounds sterling (approximately $109,000). Our contract with Dr. D.F.H. Chowdhury does not include any provision for stock options or equity incentives.

Under the executive employment agreement Dr. D.F.H. Chowdhury’s annual salary was adjusted on a pro rata basis to reflect only work that was performed for Nemaura Medical Inc. The disclosure set forth in the table reflects his pro rata compensation for the periods ending March 31, 2022 and March 31, 2021, respectively.

Mr. McLarney

We entered into an employment agreement with our Chief Financial Officer, Mr. Justin Mclarney on September 15, 2020. Mr Mclarney’s contract is for an unspecified period. He may leave the Company with notice, or the Company may terminate his contract with notice. Termination may be with or without cause. Mr Mclarney receives an annual base salary of £90,000 pounds sterling (approximately $123,000). Our contractual arrangements with Mr Mclarney allow for stock options, and equity or cash incentives to be provided upon certain conditions having been met.

Outstanding Equity Awards for fiscal year ended March 31, 2022.

The table below sets forth the outstanding option awards for the named executive officers, as of March 31, 2022; there were no outstanding stock awards as of this date:

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. D.F.H. Chowdhury	8,000	—	3.98	January 28, 2027

Potential payments upon termination or change-in-control.

None.

Director Compensation

Each of our independent directors received annual fees of £5,000 pounds sterling (approximately $6,838) for the year ended March 31, 2022, for their service on our board of directors and committees. In addition, on January 28, 2022, the Board of Directors granted to each of the directors, including Dr. Chowdhury, an option to purchase 8,000 shares of common stock at an exercise price of $3.98 per share, the closing price of the Company’s common stock on the date of grant. The option was fully vested at grant and is exercisable for a period of five years from the date of grant.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Timothy Johnson	6,838	26,706 (1)	—	33,544
Dr. Salim Natha	6,838	26,706 (1)	—	33,544
Thomas Moore	6,838	26,706 (1)	—	33,544

(1)	On January 28, 2022, the Board of Directors granted to each of the directors, including Dr. Chowdhury, an option to purchase 8,000 shares of common stock at an exercise price of $3.98 per share, the closing price of the Company’s common stock on the date of grant. The option was fully vested at grant and is exercisable for a period of five years from the date of grant. The fair value attributed to the options has been calculated using a Black-Scholes Option Pricing Model.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information as of March 31, 2022, regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o NEMAURA MEDICAL INC., Advanced Technology Innovation Centre, 5 Oakwood Drive, Loughborough, Leicestershire, United Kingdom LE11 3QF.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage (1)
Dr. D.F.H. Chowdhury	8,761,700	(2)	36.4%
Justin Mclarney	22,293		*
Bashir Timol	2,798,310	(3)	11.6%
Timothy Johnson	8,000	(4)	*
Dr. Salim Natha	427,390	(2)	1.8%
Thomas Moore	8,000	(4)	*
All Executive Officers and Directors as a Group (6 persons)	12,025,693	(5)	49.9%
Holders of 5% or more of our common stock
Ismail, Sufyan (6)	2,270,525		9.4%

* Less than 1%.

(1) Based upon 24,102,866 shares of our common stock outstanding at March 31, 2022.

(2) Includes 8,000 shares the reporting person has the right to acquire within 60 days of March 31, 2022 upon exercise of a vested option to purchase 8,000 shares of common stock.

(3) Represents (i) 2,708,210 shares held directly by the reporting person, (ii) 82,100 shares held by the reporting person’s spouse, and (iii) 8,000 shares the reporting person has the right to acquire within 60 days of March 31, 2022 upon exercise of a vested option to purchase 8,000 shares of common stock.

(4) Represents 8,000 shares the reporting person has the right to acquire within 60 days of March 31, 2022 upon exercise of a vested option to purchase 8,000 shares of common stock.

(5) Includes 40,000 shares the Company’s executive officers and directors have the right to acquire within 60 days of March 31, 2022 upon exercise of vested options to purchase 40,000 shares of common stock.

(6) Mr. Ismail’s address is Hollybank High Bank Lane, Lostock, Bolton, Lancashire BL6 HDT United Kingdom.

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

Total costs charged to us by Pharma and NDM were $3,245,985 for the year ended March 31, 2022.

The following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2022 and 2021.

	March 31,
	2022 ($)	2021 ($)
Liability due to related parties at beginning of year	148,795	830,093
Amounts invoiced by Pharma to DDL, NM and TCL	3,245,985	2,441,108
Amounts invoiced by DDL to Pharma	(2,495)	(17,213)
Amounts paid by DDL to Pharma	(3,492,962)	(3,209,084)
Foreign exchange differences	(620)	103,891
(Receivable) / Liability due (from) to related parties at end of year	(101,297)	148,795

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed in the fiscal years ended March 31, 2022 and 2021 by Mayer Hoffman McCann P.C.

	2022 ($)	2021 ($)
Audit Fees	87,500	123,385
Audit Related Fees	80,000	83,500
Tax Fees	10,000	10,000
Other Fees	10,000	28,250
Totals	187,500	245,135

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

Other fees represent charges made for the provision of a comfort letter in relation to the ATM Offering made on July 23, 2021.

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

Audit Committee Pre-Approval Policy

Under provisions of the Sarbanes-Oxley Act of 2002, our principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Audit Committee must pre-approve the engagement of our independent accountant to provide audit and permissible non-audit services. The Audit Committee has not established any policies or procedures other than those required by applicable laws and regulations.

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

4.3	Description of Registrant’s Securities (Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed June 29, 2021)
10.1	Employment Agreement dated November 1, 2013, between the Company and Dewan F.H. Chowdhury (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
10.2	Exclusive Rights License Agreement between Dallas Burston Pharma (DBP) Jersey Limited and Dermal Diagnostics Limited, dated March 31, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-194857), filed July 11, 2014)
10.3	Assignment Agreement between NDM Technologies Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-194857), filed July 30, 2014)
10.4	Assignment Agreement between Nemaura Pharma Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-194857), filed July 30, 2014)
10.5+	License, Supply and Distribution Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.6	Form of Common Stock Exchange Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 7, 2017)
10.7+	Joint Collaboration Agreement, between Dallas Burston Ethitronix (Europe) Limited and Nemaura Medical Inc., dated May 21, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2018)
10.8+	Employment Agreement dated September 15, 2020 between Dermal Diagnostics Limited and Justin Mclarney (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2020).
10.9	Healthimation License Agreement dated as of September 16, 2020 by and between Healthimation, LLC and the registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).
10.10	Amendment, dated as of October 23, 2020, to Healthimation License Agreement by and between Healthimation, LLC and the registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).
10.11	Note Purchase Agreement between the Registrant and Uptown Capital, LLC dated February 8, 2021 (Please note that portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).
10.12	Secured Promissory Note of the Registrant issued to Uptown Capital, LLC dated February 8, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).
10.13	Security Agreement between the Registrant and Uptown Capital, LLC dated February 8, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).
10.14	License, Supply and Distribution Agreement, entered into on September 24, 2021 and dated as of September 17, 2021, by and between Nemaura Medical Inc. and MySugarWatch Duopack Limited (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 30, 2021).
10.15†	Statement of Main Terms of Employment dated January 5, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2022).
14.1	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
21.1*	Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
31.1*	Rule 13a-14(a)/15d-14(a) – Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished herewith.

+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

† Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on June 29, 2022, by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

/s/ Dr. D.F.H. Chowdhury
Dr. D.F.H. Chowdhury President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. D.F.H. Chowdhury	President, Chief Executive Officer and Director	June 29, 2022
Dr. D.F.H.Chowdhury	(Principal Executive Officer)

/s/ Justin Mclarney	Chief Financial Officer	June 29, 2022
Justin Mclarney	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bashir Timol	Director	June 29, 2022
Bashir Timol

/s/ Timothy Johnson	Director	June 29, 2022
Timothy Johnson

/s/ Salim Natha	Director	June 29, 2022
Salim Natha

/s/ Thomas Moore	Director	June 29, 2022
Thomas Moore

