Form 10-Q
period 2022-06-30
Nemaura Medical Inc.
filed 2022-08-12
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of August 9, 2022 was 24,102,866.

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

1

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2022 (Unaudited)	As of March 31, 2022
	($)	($)
ASSETS
Current assets:
Cash	14,751,833	17,749,233
Prepaid expenses and other receivables	1,105,496	750,167
Accounts receivable - related party	217,510	101,297
Inventory	1,625,156	1,487,771
Total current assets	17,699,995	20,088,468

Other assets:
Property and equipment, net of accumulated depreciation	603,130	532,508
Intangible assets, net of accumulated amortization	1,411,919	1,480,980
Total other assets	2,015,049	2,013,488
Total assets	19,715,044	22,101,956

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	92,701	136,310
Other liabilities and accrued expenses	1,491,498	998,622
Notes payable, current portion	16,186,387	19,188,724
Deferred revenue	177,772	259,256
Total current liabilities	17,948,358	20,582,912

Non-current portion of notes payable	4,699,660	—
Non-current portion of deferred revenue	1,025,176	1,052,960
Total non-current liabilities	5,724,836	1,052,960
Total liabilities	23,673,194	21,635,872

Commitments and contingencies:

Stockholders’ equity:
Common stock, $0.001 par value, 42,000,000 shares authorized and 24,102,866
shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	24,103	24,103
Additional paid-in capital	38,295,775	38,295,775
Accumulated deficit	(41,710,773)	(37,731,476)
Accumulated other comprehensive loss	(567,255)	(122,318)
Total stockholders’ (deficit) equity	(3,958,150)	466,084
Total liabilities and stockholders’ (deficit) equity	19,715,044	22,101,956

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in Dollars, except Share Amounts)

	Three Months Ended June 30,
	2022	2021

Sales	—	—
Cost of Sales	—	—
Gross Profit	—	—

Operating expenses:
Research and development	330,055	288,484
General and administrative	1,880,938	1,332,185
Total operating expenses	2,210,993	1,620,669

Loss from operations	(2,210,993)	(1,620,669)

Interest expense	(1,768,304)	(1,723,056)
Net loss	(3,979,297)	(3,343,725)

Other comprehensive loss:
Foreign currency translation adjustment	(444,937)	(10,706)
Comprehensive loss	(4,424,234)	(3,354,431)

Net loss per share, basic and diluted	(0.17)	(0.14)
Weighted average number of shares outstanding	24,102,866	23,109,897

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (deficit)

Three Months Ended June 30, 2022 and 2021 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive (Loss) Income ($)	Total Stockholders’ Equity (Deficit) ($)
Balance at March 31, 2022	24,102,866	24,103	38,295,775	(37,731,476)	(122,318)	466,084
Foreign currency translation adjustment	—	—	—	—	(444,937)	(444,937)
Net loss	—	—	—	(3,979,297)	—	(3,979,297)
Balance at June 30, 2022	24,102,866	24,103	38,295,775	(41,710,773)	(567,255)	(3,958,150)

Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Foreign currency translation adjustment	—	—	—	—	(10,706)	(10,706)
Net loss	—	—	—	(3,343,725)	—	(3,343,725)
Balance at June 30, 2021	23,308,049	23,308	35,007,626	(27,188,396)	124,861	7,967,399

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2022 ($)	2021 ($)

Cash Flows Used in Operating Activities:
Net loss	(3,979,297)	(3,343,725)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,792	36,133
Accretion of debt discount	1,768,304	1,723,056
Mark-to-market foreign exchange revaluation	613,687	—
Changes in assets and liabilities:
Prepaid expenses and other receivables	(355,329)	(550,211)
Inventory	(137,386)	(31,583)
Accounts payable	(43,609)	(145,898)
Liability due to related parties	(116,214)	(256,583)
Other liabilities and accrued expenses	(120,812)	363,052
Deferred revenue	(112,279)	515,731
Net cash used in operating activities	(2,384,143)	(1,690,028)

Cash Flows Used in Investing Activities:
Capitalized patent costs	(192,114)	(22,714)
Capitalized software development costs	—	(293,285)
Purchase of property and equipment	(25,598)	(82,222)
Net cash used in investing activities	(217,712)	(398,221)

Cash Flows Used in (provided by) Financing Activities:
Commission paid on note payable	4,700,000	—
Proceeds from warrant exercise	—	2,963,658
Repayments of note payable	(4,774,282)	(1,500,000)
Net cash (used in) provided by financing activities	(74,282)	1,463,658

Net decrease in cash	(2,676,137)	(624,591)
Effect of exchange rate changes on cash	(321,263)	18,973
Cash at beginning of period	17,749,233	31,865,371
Cash at end of period	14,751,833	31,259,753

Supplemental disclosure of non-cash financing activities:
Prepayment of equity compensation	—	25,000
Monitoring fees added to notes payable	522,462	—

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

The following diagram illustrates Nemaura’s corporate structure as of June 30, 2022:

Nemaura Medical Inc.
(Nevada Corporation)
Dermal Diagnostics (Holdings) Limited
(England and Wales Corporation)
Dermal Diagnostics Limited
(England and Wales Corporation)
Trial Clinic Limited
(England and Wales Corporation)

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $41,710,773 as of June 30, 2022. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission.

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

Going Concern

As identified under Item 1A, Management is aware of the need to raise additional funds in order to finance the ongoing commercialization of sugarBEAT®. The Company had $14,751,833 of cash at June 30, 2022, however the terms of the existing debt held on balance sheet will fall due for repayment as of February 2023, which will trigger a requirement to either restructure the debt or obtain additional, new, funding.

In evaluating the going concern position of the Company, Management has considered the ability of the Company to raise additional funding in combination with one or more of the different funding options available to it at this time.  Based on current and ongoing engagement with potential funding providers, management believes that there is a reasonable expectation that funding could be provided by one, or more, of the following options:

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

However, as a consequence of this funding requirement being triggered without the funding bridge having been put in place by the filing date of these unaudited condensed consolidated financial statements, ASC 205-40 requires that Management recognize and disclose this point as an event which creates a substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of filing of these unaudited condensed consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

(a)    Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months ended June 30, 2022 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC.

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

(b) Recently adopted accounting pronouncements

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

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands, and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement (the “Marketing Rights Agreement”) with an unrelated third party (the “Licensee”), that granted to the Licensee the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the UK and the Republic of Ireland, the Channel Islands, and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.20 million and $1.31 million as of June 30, 2022 and March 31, 2022, respectively), upon signing the Marketing Rights Agreement. The upfront payment received from the Marketing Rights Agreement has been deferred and will be recorded as income over the term of the Marketing Rights Agreement, which commenced upon the first delivery of the sugarBEAT® device to the Licensee in December 2021. Consequently, approximately $178,000, and $259,000 is included in deferred revenue classified as a current liability as of June 30, 2022 and March 31, 2022, respectively, with the remainder being shown in the non-current portion of deferred revenue.

NOTE 4 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (“Pharma”), NDM Technologies Limited (“NDM”) and Black and White Health Care Limited (“B&W”) are entities controlled by the Company’s Chief Executive Officer, President, interim Chief Financial Officer, director and majority stockholder, Dewan F.H. Chowdhury. While transactions occurred during the period between the Company and Pharma, no transactions were recorded with NDM or B&W.

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

The table below provides a summary of activity between the Company and Pharma for the three months ended June 30, 2022 and 2021, and the year ended March 31, 2022.

	Three Months Ended June 30, 2022 (unaudited) ($)	Three Months Ended June 30, 2021 (unaudited) ($)	Year Ended March 31, 2022 ($)
(Receivable)/liability due to related parties at beginning of year	(101,297)	148,795	148,795
Amounts invoiced by Pharma to DDL (1)	949,713	597,594	3,245,985
Amounts invoiced by DDL to Pharma	—	—	(2,495)
Amounts paid by DDL to Pharma	(1,074,796)	(856,904)	(3,492,962)
Foreign exchange differences	8,870	2,727	(620)
Receivable due to related parties at end of period	(217,510)	(107,788)	(101,297)

(1)	These amounts are incurred as a result of research and development expenses combined with costs of manufactured product charged to the Company by Pharma.

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

Note 1 was settled in full on April 22, 2022.

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

NOTE PURCHASE AGREEMENT 3

On May 20, 2022, the Company entered into a new note purchase agreement (“Note Purchase Agreement 3”) by and among the Company , DDL, TCL and a third-party investor.

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

As of June 30, 2022, long-term debt matures as follows:

Notes Payable ($)
Within 12 months	16,186,387
Within 24 months	4,699,660
20,886,047

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY

During the three month period ended June 30, 2022, no warrants were exercised, and no shares were issued.

During the three month period ended June 30, 2021, 366,892 warrants were exercised generating gross proceeds of $2,963,658. There was a total of 1,573,098 warrants outstanding at this date. No other shares were issued in the period.

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three Months Ended June 30,
	2022	2021
	(in Dollars, except Share Amounts)
Net loss attributable to common stockholders	(3,979,297)	(3,343,725)
Weighted average basic and diluted shares outstanding	24,102,866	23,109,897
Basic and diluted loss per share:	(0.17)	(0.14)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted loss per share calculation.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three month periods ended June 30, 2022, warrants to purchase 1,573,098 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were excluded from the calculation of diluted loss per share. For the three month periods ended June 30, 2021, warrants to purchase 1,940,740 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

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

NOTE 8 – SUBSEQUENT EVENTS

Derivative Financial Instruments

On August 1, 2022 under the terms of the Company’s forward currency exchange contract, the Company was obligated to convert $500,000 to GBP at the fixed rate of $1.359. The full details of our forward contract in place to sell up to $12.5 million are disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" below, and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the Securities and Exchange Commission, as the same may be updated from time to time, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

In July 2020, Nemaura filed a PMA application with the FDA to use sugarBEAT® as an adjunct to finger prick testing for blood glucose trending. We, along with other applicants, were then informed by the FDA that the approval process was currently subject to delays as a result of the FDA’s Center for Devices and Radiological Health (“CDRH”) being actively engaged in responding to the current pandemic caused by COVID-19 which resulted in staff being reallocated to other approval requests associated with COVID-19. During April 2021 the FDA confirmed that they would recommence their review of the PMA application and this is now ongoing and in-progress. In December 2021 The FDA’s Bio-monitoring research division conducted an audit of the clinical program submitted in support of the PMA application. A single 483 observation was raised, and the Company submitted a full response in January 2022. The FDA subsequently scheduled a pre-market inspection for during the second calendar quarter of 2022,  intended to cover the FDA’s Quality System/Current Good Manufacturing Practice regulations for Medical Devices (21 CFR Part 820). This audit was conducted in Q1 of this year and the company reported that a single 483 observation was raised to which the company responded in a timely manner, and dialogue with the FDA continues with respect to the pMA application.

In addition to this, Nemaura established that proBEAT™, which is based on the sugarBEAT® platform, can be classified under the Wellness guidance when it is used according to the FDA Wellness guidance notes, to provide prompts and educate users on factors affecting their blood sugar profiles. Nemaura launched proBEAT™ in the U.S. in December 2020, as part of a diabetes prevention and reversal program branded BEATdiabetes.life. During the quarter ended December 31, 2020, Nemaura licensed a clinically validated weight loss program for the management of diabetes from Healthimation, LLC, which was originally developed at the Joslin Diabetes Center, an affiliate of Harvard Medical School. This program, together with proBEAT™, forms the BEATdiabetes.life program that is currently being developed for commercialization in the U.S. KOL studies are being conducted to provide additional marketing support of the program in preparation for a broader U.S.-wide roll-out. While still in the relatively early stages, we are pleased with initial results and feedback received from these user-groups.

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

During this period of product development, the Company has experienced recurring losses and negative cash flows from operations. As of June 30, 2022, the Company had cash balances of $14,751,833, working capital of ($465,873) (deficit), total stockholders' equity of $3,958,150 (deficit) and an accumulated deficit of $41,710,773.

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

Furthermore, on September 24, 2021, the Company entered into a License, Supply and Distribution Agreement with ‘MySugarWatch DuoPack Limited’ (“MSW-DP”), a sister company of MSW, whereby MSW-DP will provide CGM sensors free of charge with certain medications that are widely prescribed to persons with Type 2 diabetes. These medications are due to come off patent in the fourth calendar quarter of 2022 in Europe and the UK, and 2023 in the U.S. The agreed sale price of sensors to MSW-DP under the terms of the agreement is $20 per box of 5 sensors for the U.S. market, and in Europe and the UK 12.50 Euros in the first 12 months from product launch and 10 Euros thereafter per box of 5 sensors. Nemaura’s anticipated cost of goods per sensor on large-scale production is $1 per sensor. As of January 2022, there were over 2 million prescriptions written for these medications each month in the combined key EU and UK territories. The Company believes this will provide an opportunity for rapid market penetration in the use of its CGM sensors, at a scale that can enable the targeted lower cost of goods to be achieved and thereby support both revenue and margin growth into the future.

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

ATM Offering

In July 2021, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”) pursuant to which the Company may offer and sell from time to time to or through the Agent shares of the Company’s common stock. On April 1, 2022, the Company and Agent entered into an amendment (the “Amendment”) to the ATM Agreement, pursuant to which the parties agreed to expand the meaning of the defined term “Registration Statement” in the ATM Agreement to include, for the period from April 1, 2022 and thereafter, a new shelf registration statement (File Number 333-263618) on Form S-3 (“New Registration Statement”) that was filed on March 16, 2022 with the SEC and declared effective by the SEC on March 28, 2022. No other changes to the ATM Agreement were made by the Amendment.

The offer and sale of shares of Common Stock through the Agent will be made pursuant to the New Registration Statement, and a related prospectus supplement filed with the SEC pursuant to which the Company is offering shares of its common stock having an aggregate offering price of up to $3,000,000.

Termination of Chief Financial Officer

Effective July 1, 2022, Justin Mclarney was terminated as the Company’s Chief Financial Officer. The Company has commenced a search for a U.S.-based replacement Chief Financial Officer.  In the meantime, the Company’s finance team, which has significant experience with the Company, will continue to support the Company with respect to its accounting and financial reporting requirements, and Dewan Fazlul Hoque Chowdhury, Chief Executive Officer, President, member of the Board of Directors and significant stockholder of the Company, will act as principal financial officer and principal accounting officer of the Company.

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

Results of Operations

Comparative Results for the Three Months Ended June 30, 2022 and 2021

Revenue

There was no revenue recognized in the three month period ended June 30, 2022 or June 30, 2021. Revenue is generally recognized as goods are dispatched and invoiced to our customer. Given lead times on manufacture, no goods were dispatched during the quarter ended June 30, 2022. This resulted in no revenue recognized this quarter.

Research and Development Expenses

Research and development (“R&D”) expenses were $330,055 and $288,484 for the three months ended June 30, 2022 and 2021, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device. The increase of $41,571 was driven by further improvements made to our device.

General and Administrative Expenses

General and administrative expenses were $1,880,938 and $1,332,185 for the three months ended June 30, 2022 and 2021, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages. As with prior quarters, the increase in expenses was being driven predominantly by increased wages, as additional headcount has been added to support the operational scale up process across both our UK and U.S. teams. Increases have also been seen in insurance and advertising costs, which are considered to be directly related to the commercialization steps taken during the period. In addition to this, a non-cash item charge of $613,687 was booked as a result of the mark-to-market impact from the revaluation of the foreign currency forward contracts in place as of the fiscal period end.

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

Other Comprehensive Loss

For the three months ended June 30, 2022 and 2021, other comprehensive loss was $444,937 and$10,706, respectively. Currently all transactions recorded through other comprehensive loss arise from fluctuations in the USD:GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $41,710,773 through June 30, 2022. We have historically financed our operations through a combination of debt and equity funding.

As of June 30, 2022, the Company had a net working deficit of $465,873, which included cash balances of $14,751,833. The Company reported a net loss for the three month periods ended June 30, 2022 and 2021 of $3,979,297 and $3,343,725, respectively. This loss is after taking account of interest and debt accretion charges arising from the note purchase agreements for the three month periods ended June 30, 2022 and 2021 of $1,768,304 and $1,723,056, respectively.

Having reviewed the Company’s forward looking cashflow requirements in relation to the cash balance held at June 30, 2022, management is aware of the need to raise additional funds in order to finance the ongoing commercialization of sugarBEAT®. The Company had $14,751,833 of cash at June 30, 2022, however the terms of the existing debt held on balance sheet will fall due for repayment as of February 2023, which will trigger a requirement to either restructure the debt or obtain additional, new, funding.

In evaluating the going concern position of the Company, management has considered the ability of the Company to raise additional funding in combination with one or more of the different funding options available to it at this time.  Based on current and ongoing engagement with potential funding providers, management believes that there is a reasonable expectation that funding could be provided by one, or more, of the following options:

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

However, as a consequence of this funding requirement being triggered without the funding bridge having been put in place by the filing date of these unaudited condensed consolidated financial statements, ASC 205-40 requires that Management recognize and disclose this point as an event which creates a substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of filing of these unaudited condensed consolidated financial statements.

Cash Flows

Net cash used in operating activities for the three months ended June 30, 2022 was $2,384,143, reflecting a net loss of $3,979,297, adjusted for the add back of the accretion of debt discount expense of $1,768,304, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $613,687 and the depreciation and amortization charge of $98,792. Cash was also impacted by increases in inventory of $137,386, which was directly driven as a result of commercial scale up.

Prepayments increased by $355,329, which was as a result of an increase in amount paid to Hamilton Court ($600,000), our forward contract provider, partially offset by a movement on value added tax debtor of $143,000.

There was also a $43,609 decrease in accounts payable during the fiscal period, with decreases seen in both other liabilities and accrued expenses of $120,812.

Net cash used in operating activities for the three months ended June 30, 2021 was $1,690,028, with the key drivers being driven by the net loss of $3,343,725, which includes non-cash charges of $36,133 in relation to depreciation and amortization, $1,723,056 in relation to the accretion of debt discount. In addition, we saw an increase in prepaid expenses of $550,211. An increase of $31,583 was also seen in inventory as the business moved to prepare its capacity to support of the imminent expectation of product launch. The Company also saw reductions in accounts payable of $145,898, as well as increases in accruals of $363,052 and deferred revenue of $515,731 and reduction in the liability due to related parties of $256,583.

Net cash used in investing activities for the three months ended June 30, 2022, was $217,712, which reflected patent filing costs of $25,598, the purchase of property and equipment of $192,114 driven by the procurement to support the transition to operational production.

Net cash used in investing activities was $398,221 for the three months ended June 30, 2021, which reflects $293,285 in software development that is being treated as work-in-progress for the BEATdiabetes.life platform. The Company also spent $22,714 on patent filing costs and $82,222 on the purchase of property and equipment to support future production and sensor development.

Net cash used in financing activities for the three months ended June 30, 2022 was $74,282, comprising $4,700,000 from proceeds of long term debt offset by $4,774,282 for the scheduled repayments of notes payable.

Net cash provided by financing activities for the three months ended June 30, 2021 was $1,463,658. $2,963,658 was raised in relation to the exercise of warrants offset by scheduled repayments against debt facilities of $1,500,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including unrecorded derivative instruments that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

When we prepare our unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We believe our critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. During the three month period ended June 30, 2022, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation as of June 30, 2022, the Company’s Chief Executive Officer and interim Chief Financial Officer has concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective due to a material weakness in the Company’s internal control over financial reporting.

As of June 30, 2022, our management, with the participation of our Chief Executive Officer, who is also serving as our Interim Chief Financial Officer, evaluated our internal control over financial reporting. This assessment included the impact the departure of the Chief Financial Officer had on the internal control over financial reporting.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of June 30, 2022:

Management has identified that there is a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company. This could result in the improper reporting of significant transactions or arrangements.

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to the material weakness.  We are currently in the process of hiring a replacement CFO with US public company experience and expertise.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Exchange Act during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are filed as part of this report.

Exhibit No.	Document Description
10.1	Amendment, dated April 1, 2022, by and between Nemaura Medical Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2022).
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

Date: August 12, 2022 By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer, Interim Chief Financial Officer, and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

