Form 10-Q
period 2022-09-30
Nemaura Medical Inc.
filed 2022-11-14
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of November 11, 2022 was 24,103,196.

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

NEMAURA MEDICAL INC.

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and March 31, 2022	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended September 30, 2022 and 2021 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Six Months Ended September 30, 2022 and 2021 (unaudited)	5-6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2022 and 2021 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8-15
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16-22
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
ITEM 4	CONTROLS AND PROCEDURES	23
PART II: OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	23
ITEM 1A	RISK FACTORS	23
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	23
ITEM 4	MINE SAFETY DISCLOSURES	23
ITEM 5	OTHER INFORMATION	23
ITEM 6	EXHIBITS	24
SIGNATURES		25

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2022 (Unaudited)	As of March 31, 2022

ASSETS
Current assets:
Cash	$10,109,650	$17,749,233
Prepaid expenses and other receivables	1,934,164	750,167
Accounts receivable - related party	—	101,297
Inventory	1,909,967	1,487,771
Total current assets	13,953,781	20,088,468

Property and equipment, net of accumulated depreciation	521,817	532,508
Intangible assets, net of accumulated amortization	1,427,150	1,480,980
Total other assets	1,948,967	2,013,488
Total assets	$15,902,748	$22,101,956

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$301,104	$136,310
Other liabilities and accrued expenses	397,764	998,622
Foreign currency contract	2,177,458	440,196
Due to related party	122,381	—
Notes payable, current portion	17,398,654	19,188,724
Deferred revenue	70,980	259,256
Total current liabilities	20,468,341	20,582,912

Notes payable, net of current portion	3,490,589	—
Deferred revenue, net of current portion	955,916	1,052,960
Total liabilities	24,914,846	21,635,872

Commitments and contingencies

Stockholders’ (deficit) equity:

Common stock, $0.001 par value, 42,000,000 shares authorized and 24,102,866 shares issued and outstanding at September 30, 2022 and March 31, 2022	24,103	24,103
Additional paid-in capital	38,295,775	38,295,775
Accumulated deficit	(45,789,250)	(37,731,476)
Accumulated other comprehensive loss	(1,542,726)	(122,318)
Total stockholders’ (deficit) equity	(9,012,098)	466,084
Total liabilities and stockholders’ (deficit) equity	$15,902,748	$22,101,956

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in Dollars, except Share Amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Sales	$74,027	$—	$74,027	$—
Cost of Sales	(72,357)	—	(72,357)	—
Gross Profit	1,670	—	1,670	—

Operating expenses:
Research and development	257,061	286,886	587,116	575,370
General and administrative	2,319,972	1,427,916	4,200,910	2,760,102
Total operating expenses	2,577,033	1,714,802	4,788,026	3,335,472

Loss from operations	(2,575,363)	(1,714,802)	(4,786,356)	(3,335,472)

Interest expense	(1,503,114)	(1,779,462)	(3,271,418)	(3,502,517)
Net loss	(4,078,477)	(3,494,264)	(8,057,774)	(6,837,989)

Other comprehensive loss:
Foreign currency translation adjustment	(957,471)	(107,151)	(1,420,408)	(117,857)
Comprehensive loss	$(5,053,948)	$(3,601,415)	$(9,478,182)	$(6,955,846)

Net loss per share, basic and diluted	$(0.17)	$(0.15)	$(0.33)	$(0.29)
Weighted average number of shares outstanding, basic and diluted	24,102,866	23,308,049	24,102,866	23,209,514

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

Three Months Ended September 30, 2022 and 2021 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive (Loss) Income ($)	Total Stockholders’ Equity (Deficit) ($)
Balance at June 30, 2022	24,102,866	24,103	38,295,775	(41,710,773)	(567,255)	(3,958,150)
Foreign currency translation adjustment	—	—	—	—	(975,471)	(957,471)
Net loss	—	—	—	(4,078,477)	—	(4,078,477)
Balance at September 30, 2022	24,102,866	24,103	38,295,775	(45,789,250)	(1,542,726)	(9,012,098)

Balance at June 30, 2021	23,308,049	23,308	35,007,626	(27,188,396)	124,861	7,967,399
Foreign currency translation adjustment	—	—	—	—	(107,151)	(107,151)
Net loss	—	—	—	(3,494,264)	—	(3,494,264)
Balance at September 30, 2021	23,308,049	23,308	35,007,626	(30,682,660)	17,710	4,365,984

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (deficit)

Six Months Ended September 30, 2022 and 2021 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive (Loss) Income ($)	Total Stockholders’ Equity (Deficit) ($)
Balance at March 31, 2022	24,102,866	24,103	38,295,775	(37,731,476)	(122,318)	466,084
Foreign currency translation adjustment	—	—	—	—	(1,420,408)	(1,420,408)
Net loss	—	—	—	(8,057,774)	—	(8,057,774)
Balance at September 30, 2022	24,102,866	24,103	38,295,775	(45,789,250)	(1,542,726)	(9,012,098)

Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Foreign currency translation adjustment	—	—	—	—	(117,857)	(117,857)
Net loss	—	—	—	(6,837,989)	—	(6,837,989)
Balance at September 30, 2021	23,308,049	23,308	35,007,626	(30,682,660)	17,710	4,365,984

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(8,057,774)	$(6,837,989)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172,680	81,691
Amortization of debt discount	3,271,419	3,502,517
Change in fair value of foreign currency contract	1,737,263	270,400
Changes in assets and liabilities:
Prepaid expenses and other receivables	(1,183,997)	(94,945)
Inventory	(422,197)	(264,604)
Accounts payable	164,794	(102,302)
Due to (from) related parties	223,678	(652,349)
Other liabilities and accrued expenses	(160,662)	151,717
Deferred revenue	(294,288)	469,785
Net cash used in operating activities	(4,549,084)	(3,476,079)

Cash Flows From Investing Activities:
Capitalized patent costs	(144,343)	(47,426)
Capitalized software development costs	(27,879)	(418,794)
Purchase of property and equipment	(208,945)	(220,035)
Net cash used in investing activities	(381,167)	(686,255)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	4,700,000	—
Proceeds from warrant exercise	—	2,963,658
Repayments of note payable	(6,274,282)	(3,800,000)
Net cash used in financing activities	(1,574,282)	(836,342)

Effect of exchange rate changes on cash	(1,135,050)	(98,499)

Net decrease in cash	(7,639,583)	(5,097,175)

Cash at beginning of period	17,749,233	31,865,371
Cash at end of period	10,109,650	26,768,196

Supplemental disclosure of non-cash financing activities:
Release of prepayment from equity compensation	—	50,000
Monitoring fees added to notes payable	1,108,896	—

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

The following diagram illustrates Nemaura’s corporate structure as of September 30, 2022:

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $45,789,250 as of September 30, 2022. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission.

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

Going Concern

As identified under Item 1A, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC, management is aware of the need to raise additional funds in order to finance the ongoing commercialization of sugarBEAT®. The Company had $10,109,650 of cash at September 30, 2022. The Company has debt on its balance sheet which will reach maturity in July 2024.

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

Alternative funding as used in the past such as the sale of licenses.  As product development is now at a significant more advanced stage then it was, it is management’s belief that the sufficient funding could be provided through the sale of licenses or a large-scale partnership that could bring in additional funds and infrastructure to support the commercial growth ambitions of the company.

However, as a consequence of this funding requirement being triggered without the funding bridge having been put in place by the filing date of these unaudited condensed consolidated financial statements, Accounting Standards Codification (“ASC”) 205-40: Going Concern, requires that management recognize and disclose this point as an event which creates a substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of filing of these unaudited condensed consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

(a)    Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three- and six- months ended September 30, 2022 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC.

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

(b) – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ materially from those estimates. The Company’s most significant estimates include the useful life of intangible assets, valuation of foreign currency contract and valuation allowance on deferred tax assets.

Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the Management’s Discussion & Analysis in our 2022 Form 10-K.

Cash and Cash Equivalents

Cash includes cash deposited in major financial institutions in the United Kingdom. The Company’s cash balances exceed amounts covered by the Financial Services Compensation scheme. The Company has never suffered a loss due to such excess balances.

The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of September 30, 2022 and March 31, 2022, the Company had no cash equivalents.

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract with a customer are satisfied; generally this occurs with the transfer of control or access of the Company’s licenses or performance of services. Revenue is measured as the amount of consideration the company expects to receive in exchange for transferring goods or providing services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Contracts with customers consist of licensing arrangements and, to a lesser extent, research and development related services. Revenues from licensing and royalty fees are received from the granting of exclusive sales, marketing, manufacturing and distribution rights associated with the Company’s functional intellectual property (IP). The Company’s performance obligation is satisfied at a point in time (upon delivery to the customer), where the Company has no remaining obligation to support or maintain the intellectual property licensed to the customer. The Company typically requires a non-refundable license fee, paid upfront.

Revenue from license fees are recognized at a point in time when the Company transfers the functional IP to the customer as long as management believes the total consideration owed by the customer for the license fee is probable of being received.

The Company’s contracts do not include multiple performance obligations or variable consideration. Since the Company’s revenue is generated from a small number of customer contracts, the Company does not have material contract assets or liabilities.

Intangible Assets

The Company’s intangible assets consist of five U.S. patents (US 9,352,021, US 9,498,514, US 7,709,215, US 8,338,572, and US 8,841,079), three U.K. patents (GB2501611, GB2503131 and GB252256), and one patent issued each in Europe, China and Australia. The Company also has a significant number of additional patents pending and in development. The cost of issued patents are capitalized and amortized over the life of the patents which is 17 years. The costs of patents in development are expensed as incurred. Any unamortized costs previously capitalized associated with patents that have expired or have been abandoned are written off as an impairment loss. The company has also capitalized certain software development costs which are regularly reviewed to ensure that if development has been abandoned, costs are written off as an impairment loss.

Share-Based Payments

The Company measures the cost of services received in exchange for an award of equity instruments to employees and nonemployees based on the grant date fair value of the award, which is recognized as compensation expense over the vesting term.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that management believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands, and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement (the “Marketing Rights Agreement”) with an unrelated third party (the “Licensee”), that granted to the Licensee the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the UK and the Republic of Ireland, the Channel Islands, and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.12 million and $1.31 million as of September 30, 2022 and March 31, 2022, respectively), upon signing the Marketing Rights Agreement. The upfront payment received from the Marketing Rights Agreement has been deferred and will be recorded as income over the term of the Marketing Rights Agreement, which commenced upon the first delivery of the sugarBEAT® device to the Licensee in December 2021. Consequently, approximately $71,000, and $259,000 is included in deferred revenue classified as a current liability as of September 30, 2022 and March 31, 2022, respectively, with the remainder being shown in the non-current portion of deferred revenue.

NOTE 4 – RELATED PARTY TRANSACTIONS

DDL has a service agreement with Nemaura Pharma Limited (“Pharma”), an entity controlled by the Company’s President and Chief Executive officer, to provide development, manufacture, and regulatory approval process under Pharma’s ISO13485 accreditation. Pharma invoices DDL for these services on a cost-plus basis.

The table below provides a summary of activity between the Company and Pharma for the six months ended September 30, 2022 and 2021, and the year ended March 31, 2022.

	Six Months Ended September 30, 2022 (unaudited)	Six Months Ended September 30, 2021 (unaudited)	Year Ended March 31, 2022
Due to (from) related parties at beginning of year	$(101,297)	$148,795	$148,795
Amounts invoiced by Pharma to DDL	1,833,706	1,115,748	3,245,985
Amounts invoiced by DDL to Pharma	(2,437)	(2,495)	(2,495)
Amounts paid by DDL to Pharma	(1,695,999)	(1,770,942)	(3,492,962)
Foreign exchange differences	88,408	5,340	(620)
Liability /(receivable) due to related parties at end of period	$122,381	$(503,554)	$(101,297)

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

Note Purchase Agreement 1 was settled in full on April 22, 2022.

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

Security Agreement

On May 20, 2022, the Company entered into the Security Agreement by the Company, DDL and TCL, in favor of the Investor (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company granted the Investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products, and accessions thereof.  As of September 30, 2022, long-term debt matures as follows:

Notes Payable ($)
Within 12 months	17,398,654
Within 24 months	3,490,589
20,889,243

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY

During the six month period ended September 30, 2022, no warrants were exercised, and no shares were issued.

During the six month period ended September 30, 2021, 366,892 warrants were exercised generating gross proceeds of $2,963,658. There were a total of 1,573,098 warrants outstanding at this date. No other shares were issued in the period.

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in Dollars, except Share Amounts)		(in Dollars, except Share Amounts)
Net loss attributable to common stockholders	(4,078,477)	(3,494,264)	(8,057,774)	(6,837,989)
Weighted average basic and diluted shares outstanding	24,102,866	23,308,049	24,102,866	23,209,514
Basic and diluted loss per share:	(0.17)	(0.15)	(0.33)	(0.29)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted loss per share calculation.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and six month periods ended September 30, 2022, warrants to purchase 1,573,098 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were excluded from the calculation of diluted loss per share. For the three and six month periods ended September 30, 2021, warrants to purchase 1,940,740 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through November 14, 2022, the date these financial statements were available to be issued.

(a)	On October 21, 2022, the Company entered into an amendment to Note Purchase Agreement 2. Pursuant to the terms of the amendment, the Company and Investor agreed to extend the maturity date of Note Purchase Agreement 2 to July 1, 2024. In consideration thereof, the Company agreed to pay to the Investor an extension fee in the amount of 5% of the outstanding balance of Note Purchase Agreement 2, which results in $813,834 being added onto the liability due to the Investor.

The Company and the Investor previously agreed to reduce the maximum monthly redemption amount from $2,000,000 to $500,000 from June 2022 to February 2023, which reduction remains in force. Pursuant to the terms of the amendment, the Company and Investor agreed to reduce the maximum monthly redemption amount during the period beginning March 2023 until Note Purchase Agreement 2 is paid in full from $2,000,000 to $1,000,000; provided, however, that upon the occurrence of an event of default under the Note Purchase Agreement 2, the maximum monthly redemption amount will automatically be increased back to $2,000,000.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" below, and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the Securities and Exchange Commission, as the same may be updated from time to time, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The UK Licensee placed an initial order for sugarBEAT® in April 2021 and provided a forecast for its post-launch volume expectations, which the Company has used to establish both a short and medium term view to inform the Company’s commercial operational requirements. In line with this view, the Company has taken the following actions since the initial order was received:

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

In July 2020, Nemaura filed a PMA application with the FDA to use sugarBEAT® as an adjunct to finger prick testing for blood glucose trending. We, along with other applicants, were then informed by the FDA that the approval process was currently subject to delays as a result of the FDA’s Center for Devices and Radiological Health (“CDRH”) being actively engaged in responding to the current pandemic caused by COVID-19 which resulted in staff being reallocated to other approval requests associated with COVID-19. During April 2021 the FDA confirmed that they would recommence their review of the PMA application and this is now ongoing and in-progress. In December 2021 the FDA’s Bio-monitoring research division conducted an audit of the clinical program submitted in support of the PMA application. A single 483 observation was raised, and the Company submitted a full response in January 2022. The FDA subsequently scheduled a pre-market inspection for during the second calendar quarter of 2022, intended to cover the FDA’s Quality System/Current Good Manufacturing Practice regulations for Medical Devices (21 CFR Part 820). This audit was conducted in the first quarter of the fiscal year ending March 31, 2023. The Company reported that a single 483 observation was raised to which the Company responded in a timely manner, and Dialogue with the FDA continues with respect to the pMA application.

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

During this period of product development, the Company has experienced recurring losses and negative cash flows from operations. As of September 30, 2022, the Company had cash balances of $10,109,650, a working capital deficit of ($6,514,561), an accumulated deficit of $45,789,250 and a deficiency in total stockholders' equity of $9,012,098.

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

The deliveries reflect the phased delivery schedule agreed upon with MSW in relation to MSW’s initial order that was placed earlier in 2021. Further deliveries have been made since relating to this order including the revenue recognized in the three month period ended September 30,2022.

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

Termination of Chief Financial Officer

Effective July 1, 2022, the Company terminated its Company’s Chief Financial Officer and has commenced a search for a U.S.based replacement.  Until a replacement has been selected, the Company’s President and Chief Executive Officer will act as principal financial and accounting officer of the Company, and the Company’s finance team will continue to support the Company with respect to its accounting and financial reporting compliance requirements.

Preliminary agreement with EVERSANA

On September 27, 2022, the Company entered into a preliminary agreement with EVERSANA to collaborate on the launch strategy of the Company’s BEATdiabetes program .

Amendment of Uptown Capital Secured Promissory Note

On February 8, 2021, the Company, Dermal Diagnostics Limited, a wholly owned subsidiary of the Company (“Dermal Diagnostics”), and Trial Clinic Limited, a wholly owned subsidiary of the Company (“Trial Clinic” and collectively with the Company and Dermal Diagnostics) issued to Uptown Capital, LLC (“Uptown”) a secured promissory note (the “Uptown Note”) in the original principal amount of $24,015,000. The Uptown Note carried an original issue discount of $4,000,000. In addition, the Company agreed to pay $15,000 to Uptown to cover Uptown’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Uptown Note, all of which amount was included in the initial principal balance of the Uptown Note. The purchase price of the Uptown Note, therefore, was $20,000,000. The original maturity date of the Uptown Note was 24 months after the date the purchase price for the Uptown Note was delivered.

On October 21, 2022, the Company entered into an amendment to Secured Promissory Note, dated as of October 21, 2022, by and among the Company, Dermal Diagnostics, Trial Clinic and Uptown. Pursuant to the terms of the amendment, the Company and Uptown agreed to extend the maturity date of the Uptown Note to July 1, 2024. In consideration thereof, the Company agreed to pay to Uptown an extension fee in the amount of 5% of the outstanding balance of the Uptown Note which results in $813,834 being added onto the liability due to Uptown.

The Company and Uptown previously agreed to reduce the maximum monthly redemption amount from $2,000,000 to $500,000 from June 2022 to February 2023, which reduction remains in force. Pursuant to the terms of the Amendment, the Company and Uptown agreed to reduce the maximum monthly redemption amount during the period beginning March 2023 until the Uptown Note is paid in full from $2,000,000 to $1,000,000; provided, however, that upon the occurrence of an event of default under the Uptown Note, the maximum monthly redemption amount will automatically be increased back to $2,000,000.

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

Results of Operations

Comparative Results for the Six Months Ended September 30, 2022 and 2021

Revenue

The Company recognized revenue of $74,027 in the six month period ended September 30, 2022, relating to deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. A portion also related to the recognition of the GBP 1 million (approximately $1.12 million), that was previously received and held within deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

There was no comparable revenue recognized in the comparative six month period ended September 30, 2021.

Research and Development Expenses

Research and development (“R&D”) expenses were $587,116 and $575,370 for the six months ended September 30, 2022 and 2021, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device.

General and Administrative Expenses

General and administrative expenses were $4,200,910 and $2,760,102 for the six months ended September 30, 2022 and 2021, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages. Non-cash charges of $1,737,262 and $270,400 were recorded in the six-month period ended September 30, 2022 and 2021 as a result of the mark-to-market adjustments on the Company’s outstanding foreign currency forward contracts.

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

Other Comprehensive Loss

For the six months ended September 30, 2022 and 2021, other comprehensive loss was ($1,420,408) and ($117,857), respectively. Currently all transactions recorded through other comprehensive loss arise from fluctuations in the USD:GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Comparative Results for the Three Months Ended September 30, 2022 and 2021

Revenue

Revenue of $74,027 was recognized in the three month period ended September 30, 2022, relating to deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. A portion also related to the recognition of the GBP 1 million (approximately $1.12 million), that was previously received and held within deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

There was no comparative revenue recognized in the three month period ended September 30, 2021.

Research and Development Expenses

R&D expenses were $257,061 and $286,886 for the three month periods ended September 30, 2022 and 2021, respectively. This continues to be largely composed of expenditures on wages and sub-contractor activities incurred in finalizing the product design for the sugarBEAT® device in order to enable scaling of the production ability combined with costs associated with new pipeline products as they move through their respective development phases.

General and Administrative Expenses

General and administrative expenses were $2,319,972 and $1,427,916 for the three month periods ended September 30, 2022 and 2021, respectively. Given the nature of the Company’s activities has remained unchanged, the cost drivers in this area have also remained consistent and are largely representative of fees for legal, professional, consultancy, audit services, investor relations, insurance and wages. Non-cash charges of $1,123,576 and $270,400 were recorded for the mark-to-market adjustments on the Company’s outstanding foreign currency forward contracts.

We anticipate that general and administrative expenses will continue to increase moving forward, as the business transitions to a more operational focused base that will encompass an increase in functions expenses associated with sales, marketing, customer service, as well as enhancements to other existing functions.

Other Comprehensive Loss

For the three months ended September 30, 2022 and 2021, other comprehensive loss was ($957,471) and ($107,151), respectively. Currently all transactions recorded through other comprehensive loss arise from fluctuations in the USD:GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $45,789,250 through September 30, 2022. We have historically financed our operations through a combination of debt and equity funding.

As of September 30, 2022, the Company had a deficiency in net working capital of $6,514,561, which included cash balances of $10,109,650. The Company reported a net loss for the three and six month periods ended September 30, 2022 of $4,078,478 and $8,057,774, respectively. This loss is after taking account of interest and debt discount charges arising from the note purchase agreements for the three- and six- month periods ended September 30, 2022 of $1,503,114   and $3,271,419, respectively.

Having reviewed the Company’s forward looking cashflow requirements in relation to the cash balance held at September 30, 2022, management is aware of the need to raise additional funds in order to finance the ongoing commercialization of sugarBEAT®. The Company had $10,109,650 of cash at September 30, 2022. The Company has debt on its balance sheet which will reach maturity in July 2024, following a restructure in October 2022.

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

Equity funding – the Company has immediate access to funds through the ATM facility that is currently in place; in addition to this, the Company believes there are various alternative mechanisms available to the Company similar to those used previously e.g. direct sale of shares to interested third parties, similar to the stake sold to Tiger Trading Partners L.L.C. in February 2022, as well as other mechanisms to sell common stock via an underwritten agreement or the further exercise of warrants by the current warrant holders etc.

Debt funding – the Company continues to be in ongoing discussions with third party debt providers, including the incumbent, to enable the existing debt facility to be restructured or renewed, should management feel that this route offers a more attractive option compared to the sale of equity that is dependent on the current market conditions.

Alternative funding as used in the past such as the sale of licenses.  As product development is now at a significantly more advanced stage then it was, it is management’s belief that the sufficient funding could be provided through the sale of licenses or a large-scale partnership that could bring in additional funds and infrastructure to support the commercial growth ambitions of the Company.

There can be no assurance that any such equity, debt or alternative funding will be available on terms acceptable to the Company, or at all. As a consequence of this funding requirement being triggered without the funding bridge having been put in place by the filing date of these unaudited condensed consolidated financial statements, ASC 205-40 requires that management recognize and disclose this point as an event which creates a substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of filing of these unaudited condensed consolidated financial statements.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2022 was $4,549,084, reflecting a net loss of $8,057,774, adjusted for the add back of the accretion of debt discount expense of $3,271,419, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $1,737,263 and the depreciation and amortization charge of $172,680. Cash was also impacted by increases in inventory of $422,197, which was directly driven as a result of commercial scale up.

Prepayments increased by $1,183,997, as compared to the six months ended September 30, 2022 which was a result of an increase in amount paid to Hamilton Court (approximately $1.457 million), our forward contract provider, partially offset by savings on other prepayments, including a $94,000 reduction in insurance.

There was also a $164,794 increase in accounts payable during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, with decreases seen in other liabilities and accrued expenses of $160,662 and deferred revenue of $294,288. The related party payable balance increased by $223,678.

Net cash used in operating activities for the six months ended September 30, 2021 was $3,476,079, reflecting a net loss of $6,837,989, adjusted for the add back of the non-cash amortization of debt discount expense of $3,502,517, the Mark-To-Market charge recorded in relation to the foreign currency forward contracts of $270,400 and the depreciation and amortization charge of $81,691. Cash was also impacted by increases in inventory of $264,604 and prepayments of $94,945 as well as reductions in accounts payable ($102,302) combined with an increase in the accounts receivable - related party balance ($652,349), all of which is directly driven by the necessary investments in working capital to support our transition to commercialization and the associated preparatory production activities in advance of commencing product delivery to our UK licensee. Offsetting these working capital investments are the increases in other liabilities and accruals of $151,717, combined with an increase in deferred revenue of $469,785, driven by the advance customer deposit invoice issued to the UK Licensee in advance of delivery, the actual cash for which was received on October 1, 2021.

Net cash used in investing activities for the six months ended September 30, 2022, was $381,167, which included patent filing costs of $144,343 and the purchase of property and equipment of $208,945 driven by the procurement to support the transition to operational production.

Net cash used in investing activities was $686,255 for the six months ended September 30, 2021, which reflected patent filing costs of $47,426, the purchase of property and equipment of $220,035 driven by the procurement of cleanroom facilities and injection molding tooling to support the operational production steps taken in advance of product delivery to the UK licensee. In addition to this, $418,794 was invested in software development costs relating to the digital health program in the US and recent Beta launch of our consumer health program.

Net cash used in financing activities for the six months ended September 30, 2022 was $1,574,282, comprised of $4,700,000 from proceeds from the issuance of notes payable, offset by $6,274,282 for the repayments of notes payable.

Net cash used in financing activities for the six months ended September 30, 2021 was $836,342, comprised of $2,963,658 of proceeds from the exercise of warrants, offset by $3,800,000 for the repayments of notes payable.

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

Critical Accounting Policies and Estimates

When we prepare our unaudited condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgements that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We believe our critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited condensed consolidated financial statements. For further discussion of our critical accounting policies, see Note 2.

During the six and three month periods ended September 30, 2022, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation as of September 30, 2022, the Company’s Chief Executive Officer and interim Chief Financial Officer has concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective due to a material weakness in the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We are in the process of implementing improvements and remedial measures in response to the material weakness. We are currently in the process of hiring a replacement CFO with U.S. public company experience and expertise. During the quarter ended September 30, 2022, the Company has appointed third party consultants with U.S public company experience to remediate the material weakness reported in the quarter ended June 30, 2022 and September 30, 2022. Other than the above there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Exchange Act during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are filed as part of this report.

Exhibit No.	Document Description
10.1	Amendment to Secured Promissory Note, dated as of October 21, 2022, by and among Nemaura Medical Inc., Dermal Diagnostics Limited, Trial Clinic Limited and Uptown Capital, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.2	Note Purchase Agreement, dated as of May 20, 2022, by and among Nemaura Medical Inc., Dermal Diagnostics Limited, and Trial Clinic Limited and Streeterville Capital, LLC.
10.3	Secured Promissory Note, dated as of May 20, 2022, issued by Nemaura Medical Inc.
10.4	Security Agreement, dated as of May 20, 2022, by and among Nemaura Medical Inc., Dermal Diagnostics Limited and Trial Clinic Limited.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

 * Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

Date: November 14, 2022 By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer, Interim Chief Financial Officer, and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

