Form 10-Q/A
period 2022-06-30
Nemaura Medical Inc.
filed 2023-02-24
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Nemaura Medical Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-Q (the “Restatement”) due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note. The total adjustment made resulted in a decrease in net loss of approximately $90,000. On February 22, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

In this Amendment No. 1, the Company has restated its foreign currency contract, notes payable, total liabilities, shareholders’ equity, basic and diluted earnings per share, general and administrative expenses, interest expense and net loss as of and for the three months ended June 30, 2022, as applicable. The Restatement had no impact on the Company’s total assets and net cash flows from operations as reported in the Original Form 10-Q.

Internal Control Considerations

In connection with the Restatement, management had concluded that the Company had a material weakness in its internal control over financial reporting as of June 30, 2022, as the Company’s internal control over financial reporting did not operate effectively, resulting in material errors in the financial statements included in the Original 10-Q. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment No. 1

This Amendment No. 1 sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatement and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

•Part I, Item 1, Financial Statements

•Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

•Part I, Item 4, Controls and Procedures

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer, Interim Chief Financial Officer, and President.

Except as described above and in Note 9, Restatement, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included in this Amendment No. 1 regarding development of our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

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

The words "believe," "anticipate," "design," "estimate," "plan," "predict," "seek," "expect," "intend," "may," "could," "should," "potential," "likely," "projects," "continue," "will," and "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed in our forward-looking statements and you should not place undue reliance on these statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These factors and the other cautionary statements made in this Amendment No. 1 should be read as being applicable to all related forward-looking statements whenever they appear herein. Except as required by law, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

1

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of June 30, 2022 (Unaudited) (As Restated) (1)	As of March 31, 2022
	($)	($)
ASSETS
Current assets:
Cash	14,751,833	17,749,233
Prepaid expenses and other receivables	1,105,496	750,167
Accounts receivable - related party	217,510	101,297
Inventory	1,625,156	1,487,771
Total current assets	17,699,995	20,088,468

Other assets:
Property and equipment, net of accumulated depreciation	603,130	532,508
Intangible assets, net of accumulated amortization	1,411,919	1,480,980
Total other assets	2,015,049	2,013,488
Total assets	19,715,044	22,101,956

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	92,701	136,310
Other liabilities and accrued expenses	437,665	558,426
Foreign currency contract	1,279,730	440,196
Notes payable, current portion	15,870,103	19,188,724
Deferred revenue	177,772	259,256
Total current liabilities	17,857,971	20,582,912

Non-current portion of notes payable	4,699,660	—
Non-current portion of deferred revenue	1,025,176	1,052,960
Total non-current liabilities	5,724,836	1,052,960
Total liabilities	23,582,807	21,635,872

Commitments and contingencies:

Stockholders’ equity:
Common stock, $0.001 par value, 42,000,000 shares authorized and 24,102,866
shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	24,103	24,103
Additional paid-in capital	38,295,775	38,295,775
Accumulated deficit	(41,620,386)	(37,731,476)
Accumulated other comprehensive loss	(567,255)	(122,318)
Total stockholders’ (deficit) equity	(3,867,763)	466,084
Total liabilities and stockholders’ (deficit) equity	19,715,044	22,101,956

(1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in Dollars, except Share Amounts)

	Three Months Ended June 30,
	2022 (As Restated) (1)	2021

Sales	—	—
Cost of Sales	—	—
Gross Profit	—	—

Operating expenses:
Research and development	330,055	288,484
General and administrative	2,106,835	1,332,185
Total operating expenses	2,436,890	1,620,669

Loss from operations	(2,436,890)	(1,620,669)

Interest expense	(1,452,020)	(1,723,056)
Net loss	(3,888,910)	(3,343,725)

Other comprehensive loss:
Foreign currency translation adjustment	(444,937)	(10,706)
Comprehensive loss	(4,333,847)	(3,354,431)

Net loss per share, basic and diluted	(0.16)	(0.14)
Weighted average number of shares outstanding	24,102,866	23,109,897

 (1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (deficit)

Three Months Ended June 30, 2022 and 2021 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit (As Restated) (1) ($)	Accumulated Other Comprehensive (Loss) Income ($)	Total Stockholders’ Equity (Deficit) (As Restated) (1) ($)
Balance at March 31, 2022	24,102,866	24,103	38,295,775	(37,731,476)	(122,318)	466,084
Foreign currency translation adjustment	—	—	—	—	(444,937)	(444,937)
Net loss	—	—	—	(3,888,910)	—	(3,888,910)
Balance at June 30, 2022	24,102,866	24,103	38,295,775	(41,620,386)	(567,255)	(3,867,763)

Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Foreign currency translation adjustment	—	—	—	—	(10,706)	(10,706)
Net loss	—	—	—	(3,343,725)	—	(3,343,725)
Balance at June 30, 2021	23,308,049	23,308	35,007,626	(27,188,396)	124,861	7,967,399

(1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2022 (As Restated) (1) ($)	2021 ($)

Cash Flows Used in Operating Activities:
Net loss	(3,888,910)	(3,343,725)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,792	36,133
Accretion of debt discount	1,452,020	1,723,056
Mark-to-market foreign exchange revaluation	839,584	—
Changes in assets and liabilities:
Prepaid expenses and other receivables	(355,329)	(550,211)
Inventory	(137,386)	(31,583)
Accounts payable	(43,609)	(145,898)
Liability due to related parties	(116,214)	(256,583)
Other liabilities and accrued expenses	(120,812)	363,052
Deferred revenue	(112,279)	515,731
Net cash used in operating activities	(2,384,143)	(1,690,028)

Cash Flows Used in Investing Activities:
Capitalized patent costs	(192,114)	(22,714)
Capitalized software development costs	—	(293,285)
Purchase of property and equipment	(25,598)	(82,222)
Net cash used in investing activities	(217,712)	(398,221)

Cash Flows Used in (provided by) Financing Activities:
Commission paid on note payable	4,700,000	—
Proceeds from warrant exercise	—	2,963,658
Repayments of note payable	(4,774,282)	(1,500,000)
Net cash (used in) provided by financing activities	(74,282)	1,463,658

Net decrease in cash	(2,676,137)	(624,591)
Effect of exchange rate changes on cash	(321,263)	18,973
Cash at beginning of period	17,749,233	31,865,371
Cash at end of period	14,751,833	31,259,753

Supplemental disclosure of non-cash financing activities:
Prepayment of equity compensation	—	25,000
Monitoring fees added to notes payable	522,462	—

(1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

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

The following diagram illustrates Nemaura’s corporate structure as of June 30, 2022:

Nemaura Medical Inc.
(Nevada Corporation)
Dermal Diagnostics (Holdings) Limited
(England and Wales Corporation)
Dermal Diagnostics Limited
(England and Wales Corporation)
Trial Clinic Limited
(England and Wales Corporation)

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $41,620,386 as of June 30, 2022. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission.

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

As of June 30, 2022, long-term debt matures as follows:

Notes Payable (As Restated) (1) ($)
Within 12 months	15,870,103
Within 24 months	4,699,660
20,569,763

(1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY

During the three month period ended June 30, 2022, no warrants were exercised, and no shares were issued.

During the three month period ended June 30, 2021, 366,892 warrants were exercised generating gross proceeds of $2,963,658. There was a total of 1,573,098 warrants outstanding at this date. No other shares were issued in the period.

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three Months Ended June 30,
	(As Restated)(1) 2022	2021
	(in Dollars, except Share Amounts)
Net loss attributable to common stockholders	(3,888,910)	(3,343,725)
Weighted average basic and diluted shares outstanding	24,102,866	23,109,897
Basic and diluted loss per share:	(0.16)	(0.14)

(1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

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

NOTE 9 – RESTATEMENT

The Company filed the Original Form 10-Q on August 12, 2022. Subsequent to the filing of the Original Form 10-Q, the financial statements are being restated due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note. The total adjustment made resulted in a decrease in net loss of approximately $90,000.

We have reclassified certain amounts as previously disclosed within the March 31, 2022 consolidated balance sheets and the June 30, 2022 Original Form 10-Q condensed consolidated balance sheets to conform to our presentation in this Amendment No. 1. At March 31, 2022 and June 30, 2022, we reclassified $440,196 and $1,053,833, respectively, from Other liabilities and accrued expenses to Foreign currency contract.

The table below presents the impact of the Restatement within certain liability and equity accounts as of June 30, 2022. The values as previously reported were derived from the Original Form 10-Q.

	As of June 30, 2022
Balance sheet accounts	As Previously Reported ($)	Restatement Impacts ($)	As Restated ($)
Foreign currency contract	1,053,833	225,897	1,279,730
Notes payable, current portion	16,186,387	(316,284)	15,870,103
Total current liabilities	17,948,358	(90,387)	17,857,971
Total liabilities	23,673,194	(90,387)	23,582,807
Stockholders’ equity accounts
Accumulated deficit	(41,710,773)	90,387	(41,620,386)
Total Stockholders’ deficit	(3,958,150)	90,387	(3,867,763)

The following table presents the impact of the Restatement on certain of the Company's previously reported Condensed Consolidated Statements of Operations and Comprehensive Loss as applicable, for the quarter ended June 30, 2022.

	Three Months Ended June 30, 2022
	As Previously Reported ($)	Restatement Impacts ($)	As Restated ($)
General and administrative expenses	1,880,938	225,897	2,106,835
Loss from operations	(2,210,993)	(225,897)	(2,436,890)
Interest expense	(1,768,304)	316,284	(1,452,020)
Net loss	(3,979,297)	90,387	(3,888,910)
Comprehensive loss	(4,424,234)	90,387	(4,333,847)

Net loss per share, basic and diluted	(0.17)	0.01	(0.16)
Weighted average number of shares outstanding	24,102,866	—	24,102,866

Cash Flows Used in Operating Activities	Three Months Ended June 30, 2022
	As Previously Reported ($)	Restatement Impacts ($)	As Restated ($)
Net loss	(3,979,297)	90,387	(3,888,910)
Accretion of debt discount	1,768,304	(316,284)	1,452,020
Mark-to-market foreign exchange revaluation	613,687	225,897	839,584

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Amendment No. 1. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" below, and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the Securities and Exchange Commission, as the same may be updated from time to time, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 9-Restatement, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three month period ended June 30, 2022 due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note. In this Amendment No. 1, the Company has restated its foreign currency contract, notes payable, total liabilities, shareholders’ equity, basic and diluted earnings per share, general and administrative expenses, interest expense and net loss per share as of and for the three months ended June 30, 2022, as applicable. The corrections had no impact on the Company’s total assets or net cash flows from operations. Refer to Note 9 - Restatement, for further discussion regarding the Restatement impacts. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated) which follows below and has been corrected to reflect the impact of the restatement. However, the restated Management’s Discussion and Analysis of Financial Condition and Results of Operations speaks as of the date when originally filed and has not been updated to reflect events occurring after the date of the original filing.

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

During this period of product development, the Company has experienced recurring losses and negative cash flows from operations. As of June 30, 2022, the Company had cash balances of $14,751,833, working capital of ($375,486) (deficit), a deficiency in total stockholders' equity of $3,867,763 and an accumulated deficit of $41,620,386.

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

General and Administrative Expenses

General and administrative expenses were $2,106,835 and $1,332,185 for the three months ended June 30, 2022 and 2021, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages. As with prior quarters, the increase in expenses was being driven predominantly by increased wages, as additional headcount has been added to support the operational scale up process across both our UK and U.S. teams. Increases have also been seen in insurance and advertising costs, which are considered to be directly related to the commercialization steps taken during the period. In addition to this, a non-cash item charge of $839,584 was booked as a result of the mark-to-market impact from the revaluation of the foreign currency forward contracts in place as of the fiscal period end.

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

Other Comprehensive Loss

For the three months ended June 30, 2022 and 2021, other comprehensive loss was $444,937 and $10,706, respectively. Currently all transactions recorded through other comprehensive loss arise from fluctuations in the USD:GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $41,620,386 through June 30, 2022. We have historically financed our operations through a combination of debt and equity funding.

As of June 30, 2022, the Company had a net working deficit of $375,486, which included cash balances of $14,751,833. The Company reported a net loss for the three month periods ended June 30, 2022 and 2021 of $3,888,910 and $3,343,725, respectively. This loss is after taking account of interest and debt accretion charges arising from the note purchase agreements for the three month periods ended June 30, 2022 and 2021 of $1,452,020 and $1,723,056, respectively.

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

Cash Flows

Net cash used in operating activities for the three months ended June 30, 2022 was $2,384,143, reflecting a net loss of $3,888,910, adjusted for the add back of the accretion of debt discount expense of $1,452,020, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $839,584 and the depreciation and amortization charge of $98,792. Cash was also impacted by increases in inventory of $137,386, which was directly driven as a result of commercial scale up.

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

Management has identified that there is a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company, which created a deficiency in the design and implementation of our review control. This could result in improper financial reporting.

Additionally, as discussed in Note 9 to this Amendment No. 1, due to the deficiency in our design and implementation of our review control, material errors in the financial statements were not identified as part of the review process.

The control deficiency resulted in material errors in amortizing debt issuance costs using the effective interest rate calculation and translation of the mark to mark liability. We assessed whether there was a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis as a result of the above control deficiency. Based on the factors above, we concluded that the deficiency stated above rose to the level of a material weakness.

Remediation of Material Weaknesses

We are in the process of implementing improvements and remedial measures in response to the material weakness.  We are currently in the process of hiring a replacement CFO with US public company experience and technical expertise. In addition we are engaging with additional consultants with U.S. reporting expertise. This weakness has yet to be remediated.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022.

The following risk factors are in addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022:

The restatement of certain of our financial statements may subject us to risks and uncertainties, including the increased possibility of legal proceedings.

On February 17, 2023, the management and the Audit Committee of the Company’s Board of Directors concluded that the following financial statements should be restated and should no longer be relied upon:

(i)	The Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “Q1 2022 10-Q”); and

(ii)	The Company’s unaudited condensed consolidated financial statements for the three and six months ended September 30, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022 (the “Q2 2022 10-Q” and together with the Q1 2022 10-Q, the “Filings”).

The following errors impacted the Filings: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note.

The Company determined that the reporting effects of the above errors had a material impact to the Company’s unaudited condensed consolidated financial statements of the Company for the three months ended June 30, 2022, as reported in the Q1 2022 10-Q, and for the three and six months ended September 30, 2022, as reported in the Q2 2022 10-Q. As a result, the Company determined that the unaudited condensed consolidated financial statements for the three months ended June 30, 2022 and the unaudited condensed consolidated financial statements for the three and six months ended September 30, 2022 should be restated, and the Company should file an amendment to the Q1 2022 10-Q and the Q2 2022 10-Q with the SEC.

As a result of the restatements, we may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings or a review by the SEC and other regulatory bodies. The costs of defending against such legal proceedings or administrative actions could be significant. In addition, we could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and operating results. In addition, the restatements:

•	may have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes;
•	may negatively impact the trading price of our common stock;
•	diverted and may continue to divert management’s attention from the operation of our business;
•	required that we incur additional expenses and may require that we incur significant additional expenses relating to any litigation or regulatory examinations, investigations, proceedings or orders;
•	may make it more difficult, expensive and time consuming for us to raise capital, if necessary, on acceptable terms, if at all; and
•	may make it more difficult to pursue transactions or implement business strategies that might otherwise be beneficial to our business.

The occurrence or continued occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial statements, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.

As discussed in the Explanatory Note to this Amendment No. 1 and Note 9-Restatement, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three month period ended June 30, 2022

We have concluded that there is a material weakness in our internal control over financial reporting. For additional information on the material weakness identified and our remedial efforts, see “Item 9A, Controls and Procedures.” The material weakness resulted in the restatement of certain of our financial statements and related disclosures, as discussed in the Explanatory Note to this Amendment No. 1 and Note 9-Restatement. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2022. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

Although we plan to complete this remediation process as quickly as possible, we cannot provide any assurance as to when the remediation process will be complete, and our measures may not prove to be successful in remediating the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate the material weakness or if we are unable to produce accurate consolidated financial statements in the future, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements. Further, because of its inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

NEMAURA MEDICAL INC.

Date: February 24, 2023 By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer, Interim Chief Financial Officer, and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

