Form 10-Q/A
period 2022-09-30
Nemaura Medical Inc.
filed 2023-02-24
CIK 1602078

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

  EXPLANATORY NOTE

Nemaura Medical Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2022 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-Q (the “Restatement”) due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note. The total adjustment made resulted in a decrease in net loss of approximately $223,000 for the three month period and $313,000 for the six month period ended September 30, 2022. On February 22, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

In connection with the Restatement, management had concluded that the Company had a material weakness in its internal control over financial reporting as of September 30, 2022, as the Company’s internal control over financial reporting did not operate effectively, resulting in material errors in the financial statements included in the Original 10-Q. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness in its internal control over financial reporting as of September 30, 2022, as the Company’s review control over the accuracy of its financial statements did not operate effectively, resulting in material errors in the financial statements. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

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

•Part II, Item 1A, Risk Factors

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	As of September 30, 2022 (As Restated)(1) (Unaudited)	As of March 31, 2022

ASSETS
Current assets:
Cash	$10,109,650	$17,749,233
Prepaid expenses and other receivables	1,934,164	750,167
Accounts receivable - related party	—	101,297
Inventory	1,909,967	1,487,771
Total current assets	13,953,781	20,088,468

Property and equipment, net of accumulated depreciation	521,817	532,508
Intangible assets, net of accumulated amortization	1,427,150	1,480,980
Total other assets	1,948,967	2,013,488
Total assets	$15,902,748	$22,101,956

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$301,104	$136,310
Other liabilities and accrued expenses	397,764	558,426
Foreign currency contract	2,066,225	440,196
Due to related party	122,381	—
Notes payable, current portion	17,196,723	19,188,724
Deferred revenue	70,980	259,256
Total current liabilities	20,155,177	20,582,912

Notes payable, net of current portion	3,490,589	—
Deferred revenue, net of current portion	955,916	1,052,960
Total liabilities	24,601,682	21,635,872

Commitments and contingencies

Stockholders’ (deficit) equity:

Common stock, $0.001 par value, 42,000,000 shares authorized and 24,102,866 shares issued and outstanding at September 30, 2022 and March 31, 2022	24,103	24,103
Additional paid-in capital	38,295,775	38,295,775
Accumulated deficit	(45,476,086)	(37,731,476)
Accumulated other comprehensive loss	(1,542,726)	(122,318)
Total stockholders’ (deficit) equity	(8,698,934)	466,084
Total liabilities and stockholders’ (deficit) equity	$15,902,748	$22,101,956

 (1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in Dollars, except Share Amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022 (As Restated)(1)	2021	2022 (As Restated)(1)	2021

Sales	$74,027	$—	$74,027	$—
Cost of Sales	(72,357)	—	(72,357)	—
Gross Profit	1,670	—	1,670	—

Operating expenses:
Research and development	257,061	286,886	587,116	575,370
General and administrative	1,982,842	1,427,916	4,089,677	2,760,102
Total operating expenses	2,239,903	1,714,802	4,676,793	3,335,472

Loss from operations	(2,238,233)	(1,714,802)	(4,675,123)	(3,335,472)

Interest expense	(1,617,467)	(1,779,462)	(3,069,487)	(3,502,517)
Net loss	(3,855,700)	(3,494,264)	(7,744,610)	(6,837,989)

Other comprehensive loss:
Foreign currency translation adjustment	(975,471)	(107,151)	(1,420,408)	(117,857)
Comprehensive loss	$(4,831,171)	$(3,601,415)	$(9,165,018)	$(6,955,846)

Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(0.32)	$(0.29)
Weighted average number of shares outstanding, basic and diluted	24,102,866	23,308,049	24,102,866	23,209,514

 (1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

Three Months Ended September 30, 2022 and 2021 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit (As Restated)(1) ($)	Accumulated Other Comprehensive (Loss) Income ($)	Total Stockholders’ Equity (Deficit) (As Restated)(1) ($)
Balance at June 30, 2022	24,102,866	24,103	38,295,775	(41,620,386)	(567,255)	(3,867,763)
Foreign currency translation adjustment	—	—	—	—	(975,471)	(957,471)
Net loss	—	—	—	(3,855,700)	—	(3,855,700)
Balance at September 30, 2022	24,102,866	24,103	38,295,775	(45,476,086)	(1,542,726)	(8,698,934)

Balance at June 30, 2021	23,308,049	23,308	35,007,626	(27,188,396)	124,861	7,967,399
Foreign currency translation adjustment	—	—	—	—	(107,151)	(107,151)
Net loss	—	—	—	(3,494,264)	—	(3,494,264)
Balance at September 30, 2021	23,308,049	23,308	35,007,626	(30,682,660)	17,710	4,365,984

 (1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (deficit)

Six Months Ended September 30, 2022 and 2021 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit (As Restated)(1) ($)	Accumulated Other Comprehensive (Loss) Income ($)	Total Stockholders’ Equity (Deficit) (As Restated)(1) ($)
Balance at March 31, 2022	24,102,866	24,103	38,295,775	(37,731,476)	(122,318)	466,084
Foreign currency translation adjustment	—	—	—	—	(1,420,408)	(1,420,408)
Net loss	—	—	—	(7,744,610)	—	(7,744,610)
Balance at September 30, 2022	24,102,866	24,103	38,295,775	(45,476,086)	(1,542,726)	(8,698,934)

Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Foreign currency translation adjustment	—	—	—	—	(117,857)	(117,857)
Net loss	—	—	—	(6,837,989)	—	(6,837,989)
Balance at September 30, 2021	23,308,049	23,308	35,007,626	(30,682,660)	17,710	4,365,984

 (1) See Note 9- Restatement, for discussion regarding the impacts of the Restatement

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2022 (As Restated)(1)	2021

Cash Flows From Operating Activities:
Net loss	$(7,744,610)	$(6,837,989)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172,680	81,691
Amortization of debt discount	3,069,488	3,502,517
Change in fair value of foreign currency contract	1,626,030	270,400
Changes in assets and liabilities:
Prepaid expenses and other receivables	(1,183,997)	(94,945)
Inventory	(422,197)	(264,604)
Accounts payable	164,794	(102,302)
Due to (from) related parties	223,678	(652,349)
Other liabilities and accrued expenses	(160,662)	151,717
Deferred revenue	(294,288)	469,785
Net cash used in operating activities	(4,549,084)	(3,476,079)

Cash Flows From Investing Activities:
Capitalized patent costs	(144,343)	(47,426)
Capitalized software development costs	(27,879)	(418,794)
Purchase of property and equipment	(208,945)	(220,035)
Net cash used in investing activities	(381,167)	(686,255)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	4,700,000	—
Proceeds from warrant exercise	—	2,963,658
Repayments of note payable	(6,274,282)	(3,800,000)
Net cash used in financing activities	(1,574,282)	(836,342)

Effect of exchange rate changes on cash	(1,135,050)	(98,499)

Net decrease in cash	(7,639,583)	(5,097,175)

Cash at beginning of period	17,749,233	31,865,371
Cash at end of period	10,109,650	26,768,196

Supplemental disclosure of non-cash financing activities:
Release of prepayment from equity compensation	—	50,000
Monitoring fees related to notes payable	1,108,896	—

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

The following diagram illustrates Nemaura’s corporate structure as of September 30, 2022:

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $45,476,086 as of September 30, 2022. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission.

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

This Amendment No. 1 does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on the Company, or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

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

Notes Payable (As Restated)(1) ($)
Within 12 months	17,196,723
Within 24 months	3,490,589
20,687,312

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

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022 (As Restated)(1)	2021	2022 (As Restated)(1)	2021
	(in Dollars, except Share Amounts)		(in Dollars, except Share Amounts)
Net loss attributable to common stockholders	(3,855,700)	(3,494,264)	(7,744,610)	(6,837,989)
Weighted average basic and diluted shares outstanding	24,102,866	23,308,049	24,102,866	23,209,514
Basic and diluted loss per share:	(0.16)	(0.15)	(0.32)	(0.29)

 (1) See Note 9 - Restatement, for discussion regarding the impacts of the Restatement

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

 NOTE 9 – RESTATEMENT

The Company filed the Original Form 10-Q on November 14 , 2022. Subsequent to the filing of the Original Form 10-Q, the financial statements are being restated due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note.  The total adjustment made resulted in a decrease in net loss of approximately $223,000 for the three month period and $313,000 for the six month period ended September 30, 2022.

The table below presents the impact of the Restatement within certain liability and equity accounts as of September 30, 2022. The values as previously reported were derived from the Original Form 10-Q.

	As of September 30, 2022
Balance sheet accounts	As Previously Reported ($)	Restatement Impacts ($)	As Restated ($)
Foreign current contract	2,177,458	(111,233)	2,066,225
Notes payable, current portion	17,398,654	(201,931)	17,196,723
Total current liabilities	20,468,341	(313,164)	20,155,177
Total liabilities	24,914,846	(313,164)	24,601,682
Stockholders’ equity accounts
Accumulated deficit	(45,789,250)	313,164	(45,476,086)
Total Stockholders’ deficit	(9,012,098)	313,164	(8,698,934)

The following table presents the impact of the Restatement on certain of the Company's previously reported unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as applicable, for the three and six months ended September 30, 2022.

	For the Three Months Ended September 30, 2022			For the Six Months Ended September 30, 2022
	As Previously Reported ($)	Restatement Impacts ($)	As Restated ($)	As Previously Reported ($)	Restatement Impacts ($)	As Restated ($)
General and administrative expenses	2,319,972	(337,130)	1,982,842	4,200,910	(111,233)	4,089,677
Loss from operations	(2,575,363)	337,130	(2,238,233)	(4,786,356)	111,233	(4,675,123)
Interest expense	(1,503,114)	(114,353)	(1,617,467)	(3,271,418)	201,931	(3,069,487)
Net loss	(4,078,477)	222,777	(3,855,700)	(8,057,774)	313,164	(7,744,610)
Comprehensive loss	(5,053,948)	222,777	(4,831,171)	(9,478,182)	313,164	(9,165,018)
Net loss per share, basic and diluted	(0.17)	0.01	(0.16)	(0.33)	0.01	(0.32)
Weighted average number of shares outstanding	24,102,866	—	24,102,866	24,102,866	—	24,102,866

Cash Flows Used in Operating Activities	As of September 30, 2022
	As Previously Reported ($)	Restatement Impacts ($)	As Restated ($)
Net loss	(8,057,774)	313,164	(7,744,610)
Accretion of debt discount	3,271,419	(201,931)	3,069,488
Mark-to-market foreign exchange revaluation	1,737,263	(111,233)	1,626,030

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

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 9-Restatement, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three month and six month periods ended September 30, 2022, due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note. In this Amendment No. 1, the Company has restated its foreign currency contract, notes payable, total liabilities, shareholders’ equity, basic and diluted earnings per share, general and administrative expenses, interest expense and net loss per share as of and for the three and six month periods ended September 30, 2022, as applicable. The corrections had no impact on the Company’s total assets or net cash flows from operations. Refer to Note 9 - Restatement, for further discussion regarding the Restatement impacts. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

During this period of product development, the Company has experienced recurring losses and negative cash flows from operations. As of September 30, 2022, the Company had cash balances of $10,109,650, a working capital deficit of ($6,201,397), an accumulated deficit of $(45,476,086) and a deficiency in total stockholders' equity of $8,698,934.

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

Termination of Chief Financial Officer

Effective July 1, 2022, the Company terminated its Company’s Chief Financial Officer and has commenced a search for a U.S. based replacement.  Until a replacement has been selected, the Company’s President and Chief Executive Officer will act as principal financial and accounting officer of the Company, and the Company’s finance team will continue to support the Company with respect to its accounting and financial reporting compliance requirements.

Preliminary agreement with EVERSANA

On September 27, 2022, the Company entered into a preliminary agreement with EVERSANA to collaborate on the launch strategy of the Company’s BEATdiabetes program.

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

General and Administrative Expenses

General and administrative expenses were $4,089,677 and $2,760,102 for the six months ended September 30, 2022 and 2021, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages. Non-cash charges of $1,626,030 and $270,400 were recorded in the six-month period ended September 30, 2022 and 2021 as a result of the mark-to-market adjustments on the Company’s outstanding foreign currency forward contracts.

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

General and Administrative Expenses

General and administrative expenses were $1,982,842 and $1,427,916 for the three month periods ended September 30, 2022 and 2021, respectively. Given the nature of the Company’s activities has remained unchanged, the cost drivers in this area have also remained consistent and are largely representative of fees for legal, professional, consultancy, audit services, investor relations, insurance and wages. Non-cash charges of $786,444 and $270,400 were recorded for the mark-to-market adjustments on the Company’s outstanding foreign currency forward contracts.

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

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $45,476,086 through September 30, 2022. We have historically financed our operations through a combination of debt and equity funding.

As of September 30, 2022, the Company had a deficiency in net working capital of $6,201,397, which included cash balances of $10,109,650. The Company reported a net loss for the three and six month periods ended September 30, 2022 of $3,855,700 and $7,744,610, respectively. This loss is after taking account of interest and debt discount charges arising from the note purchase agreements for the three- and six- month periods ended September 30, 2022 of $1,617,467 and $3,069,487, respectively.

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

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2022 was $4,549,084, reflecting a net loss of $7,744,610, adjusted for the add back of the accretion of debt discount expense of $3,069,488, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $1,626,030 and the depreciation and amortization charge of $172,680. Cash was also impacted by increases in inventory of $422,197, which was directly driven as a result of commercial scale up.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amendment No.1. Based on this evaluation as of September 30, 2022, the Company’s Chief Executive Officer and interim Chief Financial Officer has concluded that, as of September, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective due to a material weakness in the Company’s internal control over financial reporting.

As of September 30, 2022, our management, with the participation of our Chief Executive Officer, who is also serving as our Interim Chief Financial Officer, evaluated our internal control over financial reporting. This assessment included the impact the departure of the Chief Financial Officer had on the internal control over financial reporting.  As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of September 30, 2022:

Management has identified that there is a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company, which created a deficiency in the design and implementation of our review control. This could result in improper financial reporting.

Additionally, as discussed in Note 9 to the unaudited condensed consolidated financial statements included in this Amendment No. 1, due to the deficiency in our design and implementation of our internal control over financial reporting, material errors in the financial statements were not identified as part of the review process.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022, as the same may be updated from time to time.

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

As discussed in the Explanatory Note to this Amendment No. 1 and Note 9-Restatement, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three month period ended June 30, 2022 and for the three and six months ended September 30, 2022.

We have concluded that there is a material weakness in our internal control over financial reporting. For additional information on the material weakness identified and our remedial efforts, see “Item 9A, Controls and Procedures.” The material weakness resulted in the restatement of certain of our financial statements and related disclosures, as discussed in the Explanatory Note to this Amendment No. 1 and Note 9-Restatement. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2022. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

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
10.2

Note Purchase Agreement, dated as of May 20, 2022, by and among Nemaura Medical Inc., Dermal Diagnostics Limited, and Trial Clinic Limited and Streeterville Capital, LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.3

Secured Promissory Note, dated as of May 20, 2022, issued by Nemaura Medical Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

10.4

Security Agreement, dated as of May 20, 2022, by and among Nemaura Medical Inc., Dermal Diagnostics Limited and Trial Clinic Limited. (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022).

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

