Form 10-Q
period 2022-12-31
Nemaura Medical Inc.
filed 2023-02-24
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

or

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of February 23, 2023 was 28,899,402.

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

NEMAURA MEDICAL INC.

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of December 31, 2022 (unaudited) and March 31, 2022	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended December 31, 2022 and 2021 (unaudited)	4
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended December 31, 2022 and 2021 (unaudited)	5-6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2022 and 2021 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8-16
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-24
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4	CONTROLS AND PROCEDURES	25
PART II: OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	25
ITEM 1A	RISK FACTORS	25
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	27
ITEM 4	MINE SAFETY DISCLOSURES	27
ITEM 5	OTHER INFORMATION	27
ITEM 6	EXHIBITS	27
SIGNATURES		28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	December 31, 2022 (Unaudited)	March 31, 2022

ASSETS
Current assets:
Cash	$7,340,840	$17,749,233
Prepaid expenses and other receivables	1,217,237	750,167
Accounts receivable - related party	25,320	101,297
Inventory	2,352,407	1,487,771
Total current assets	10,935,804	20,088,468

Property and equipment, net of accumulated depreciation	581,903	532,508
Intangible assets, net of accumulated amortization	1,443,991	1,480,980
Total other assets	2,025,894	2,013,488
Total assets	$12,961,698	$22,101,956

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$171,207	$136,310
Other liabilities and accrued expenses	390,858	558,426
Foreign currency contract	1,075,692	440,196
Notes payable, current portion	11,512,711	19,188,724
Deferred revenue	69,681	259,256
Total current liabilities	13,220,149	20,582,912

Notes payable, net of current portion	8,557,548	—
Deferred revenue, net of current portion	1,042,710	1,052,960
Total liabilities	22,820,407	21,635,872

Commitments and contingencies

Stockholders’ (deficit) equity:

Common stock, $0.001 par value, 42,000,000 shares authorized and 24,103,196 and 24,102,866 shares issued and outstanding at December 31, 2022 and March 31, 2022	24,103	24,103
Additional paid-in capital	38,296,198	38,295,775
Accumulated deficit	(47,192,364)	(37,731,476)
Accumulated other comprehensive loss	(986,646)	(122,318)
Total stockholders’ (deficit) equity	(9,858,709)	466,084
Total liabilities and stockholders’ (deficit) equity	$12,961,698	$22,101,956

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in Dollars, except Share Amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Sales	$3,017	$183,628	$77,044	$183,628
Cost of Sales	(2,971)	(172,393)	(75,327)	(172,393)
Gross Profit	46	11,235	1,717	11,235

Operating expenses:
Research and development	393,747	412,341	980,862	987,711
General and administrative	239,628	1,391,278	4,329,306	4,151,380
Total operating expenses	633,375	1,803,619	5,310,168	5,139,091

Loss from operations	(633,329)	(1,792,384)	(5,308,451)	(5,127,856)

Interest expense	(1,082,949)	(1,639,184)	(4,152,437)	(5,141,701)
Net loss	(1,716,278)	(3,431,568)	(9,460,888)	(10,269,557)

Other comprehensive loss:
Foreign currency translation adjustment	556,080	(25,065)	(864,328)	(142,922)
Comprehensive loss	$(1,160,198)	$(3,456,633)	$(10,325,216)	$(10,412,479)

Net loss per share, basic and diluted	$(0.07)	$(0.15)	$(0.39)	$(0.44)
Weighted average number of shares outstanding, basic and diluted	24,103,196	23,313,629	24,102,976	23,244,345

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

Three Months Ended December 31, 2022 and 2021 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive (Loss) Income ($)	Total Stockholders’ Equity (Deficit) ($)
Balance at September 30, 2022	24,102,866	24,103	38,295,775	(45,476,086)	(1,542,726)	(8,698,934)
Shares issued under ATM facility	330	—	423	—	—	423
Foreign currency translation adjustment	—	—	—	—	556,080	556,080
Net loss	—	—	—	(1,716,278)	—	(1,716,278)
Balance at December 31, 2022	24,103,196	24,103	38,296,198	(47,192,364)	(986,646)	(9,858,709)

Balance at September 30, 2021	23,308,049	23,308	35,007,626	(30,682,660)	17,710	4,365,984
Shares issued under ATM facility	22,524	23	114,386	—	—	114,409
Foreign currency translation adjustment	—	—	—	—	(25,065)	(25,065)
Net loss	—	—	—	(3,431,568)	—	(3,431,568)
Balance at December 31, 2021	23,330,573	23,331	35,122,012	(34,114,228)	(7,355)	1,023,760

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (deficit)

Nine Months Ended December 31, 2022 and 2021 (Unaudited)

	Common Stock
	Shares	Amount ($)	Additional Paid-in Capital ($)	Accumulated Deficit ($)	Accumulated Other Comprehensive (Loss) Income ($)	Total Stockholders’ Equity (Deficit) ($)
Balance at March 31, 2022	24,102,866	24,103	38,295,775	(37,731,476)	(122,318)	466,084
Shares issued under ATM facility	330	—	423	—	—	423
Foreign currency translation adjustment	—	—	—	—	(864,328)	(864,328)
Net loss	—	—	—	(9,460,888)	—	(9,460,888)
Balance at December 31, 2022	24,103,196	24,103	38,296,198	(47,192,364)	(986,646)	(9,858,709)

Balance at March 31, 2021	22,941,157	22,941	32,044,335	(23,844,671)	135,567	8,358,172
Shares issued under ATM facility	22,524	23	114,386	—	—	114,409
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Foreign currency translation adjustment	—	—	—	—	(142,922)	(142,922)
Net loss	—	—	—	(10,269,557)	—	(10,269,557)
Balance at December 31, 2021	23,330,573	23,331	35,122,012	(34,114,228)	(7,355)	1,023,760

See notes to the unaudited condensed consolidated financial statements

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2022	2021

Cash Flows From Operating Activities:
Net loss	$(9,460,888)	$(10,269,557)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,595	139,751
Amortization of debt discount	4,152,437	5,141,701
Change in fair value of foreign currency contract	635,494	199,522
Changes in assets and liabilities:
Prepaid expenses and other receivables	(467,070)	797,155
Inventory	(864,636)	(533,656)
Accounts payable	34,897	(77,075)
Due to (from) related parties	75,977	(301,387)
Other liabilities and accrued expenses	(167,568)	264,786
Deferred revenue	(297,419)	285,266
Net cash used in operating activities	(6,090,181)	(4,353,494)

Cash Flows From Investing Activities:
Capitalized patent costs	(135,168)	(60,241)
Capitalized software development costs	(27,879)	(460,466)
Purchase of property and equipment	(275,758)	(359,301)
Net cash used in investing activities	(438,805)	(880,008)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	696	118,791
Equity issuance cost paid	(273)	(4,382)
Proceeds from issuance of notes payable	4,700,000	—
Proceeds from warrant exercise	—	2,963,658
Repayments of note payable	(7,974,282)	(6,500,000)
Net cash used in financing activities	(3,273,859)	(3,421,933)

Effect of exchange rate changes on cash	(605,548)	(163,658)

Net decrease in cash	(10,408,393)	(8,819,093)

Cash at beginning of period	17,749,233	31,865,371
Cash at end of period	7,340,840	23,046,278

Supplemental disclosure of non-cash financing activities:
Release of prepayment from equity compensation	—	50,000
Monitoring fees related to notes payable	1,522,372	—

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

The following diagram illustrates Nemaura’s corporate structure as of December 31, 2022:

The Company was incorporated in 2013 and has reported recurring losses from operations to date and an accumulated deficit of $47,192,364 as of December 31, 2022. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union (“EU”) approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission.

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

Going Concern

As identified under Item 1A, included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC, management is aware of the need to raise additional funds in order to finance the ongoing commercialization of sugarBEAT®. The Company had $7,340,840 of cash at December 31, 2022. The Company has debt on its balance sheet which will reach maturity in July 2024.

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

Equity funding – the Company has immediate access to funds through the ATM facility that is currently in place; in addition to this, there are various alternative mechanisms available to the Company similar to those used previously e.g. direct sale of shares to interested third parties, as well as other mechanisms to sell common stock via an underwritten agreement or the further exercise of warrants by the current warrant holders etc. The Company completed a Registered Direct Offering and concurrent Private Placement in January 2023 which has increased cash by $7,655,974.

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

However, as a consequence of this funding requirement being triggered without the funding bridge having been put in place by the filing date of these unaudited condensed consolidated financial statements, Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 205-40: “Going Concern”, requires that management recognize and disclose this point as an event which creates a substantial doubt as to the Company’s ability to continue as a going concern for at least one year from the date of filing of these unaudited condensed consolidated financial statements.

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

NOTE 2 – BASIS OF PRESENTATION

(a)    Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three- and nine- months ended December 31, 2022 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC.

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

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the U.S. Dollar (“USD”). Financial statements for foreign subsidiaries are translated into USD using period end exchange rates for assets and liabilities and average exchange rates for each period for revenue, costs and expenses.

Reclassification - We have reclassified certain amounts as previously disclosed within the March 31, 2022 consolidated balance sheets to conform to our current period presentation. The reclassification of $440,196 from Other liabilities and accrued expenses to Foreign currency contract at March 31, 2022 has no impact to prior year net loss, current quarter net loss or year-to-date net loss.

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

Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the Management’s Discussion & Analysis in our March 31, 2022 Form 10-K.

Cash and Cash Equivalents

Cash includes cash deposited in major financial institutions in the United Kingdom. The Company’s cash balances exceed amounts covered by the Financial Services Compensation scheme. The Company has never suffered a loss due to such excess balances.

The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2022 and March 31, 2022, the Company had no cash equivalents.

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

Fair value of financial instruments

In accordance with the FASB ASC 820, “Fair Value Measurements and Disclosures,” the Company determines the fair value of financial instruments with the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Intangible Assets

The Company’s intangible assets consist of patents relating to the sensor and algorithm that are granted in some territories, and pending still in others. The Company also plans to file further patents as the opportunity arises. The cost of issued patents is capitalized and amortized over the life of the patents which is 20 years. The costs of patents in development are expensed as incurred. Any unamortized costs previously capitalized associated with patents that have expired or have been abandoned are written off as an impairment loss. The company has also capitalized certain software development costs which are regularly reviewed to ensure that if development has been abandoned, costs are written off as an impairment loss.

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

(c) Recently adopted accounting pronouncements

Accounting standard updates issued but not yet added were assessed and determined to be either not applicable or not expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 3 – LICENSING AGREEMENTS

United Kingdom and the Republic of Ireland, the Channel Islands, and the Isle of Man

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement (the “Marketing Rights Agreement”) with an unrelated third party (the “Licensee”), that granted to the Licensee the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the UK and the Republic of Ireland, the Channel Islands, and the Isle of Man. The Company received a non-refundable, up-front cash payment of GBP 1,000,000 (approximately $1.20 million and $1.31 million as of December 31, 2022 and March 31, 2022, respectively), upon signing the Marketing Rights Agreement. The upfront payment received from the Marketing Rights Agreement has been deferred and will be recorded as income over the term of the Marketing Rights Agreement, which commenced upon the first delivery of the sugarBEAT® device to the Licensee in December 2021. Consequently, approximately $70,000, and $259,000 is included in deferred revenue classified as a current liability as of December 31, 2022 and March 31, 2022, respectively, with the remainder being shown in the non-current portion of deferred revenue.

NOTE 4 – RELATED PARTY TRANSACTIONS

DDL has a service agreement with Nemaura Pharma Limited (“Pharma”), an entity controlled by the Company’s President and Chief Executive officer, to provide development, manufacture, and regulatory approval process under Pharma’s ISO13485 accreditation. Pharma invoices DDL for these services on a cost-plus basis.

The table below provides a summary of activity between the Company and Pharma for the nine months ended December 31, 2022 and 2021, and the year ended March 31, 2022.

	Nine Months Ended December 31, 2022 (unaudited)	Nine Months Ended December 31, 2021 (unaudited)	Year Ended March 31, 2022
Due to (from) related parties at beginning of period	$(101,297)	$148,795	$148,795
Amounts invoiced by Pharma to DDL	2,833,546	2,114,801	3,245,985
Amounts invoiced by DDL to Pharma	(3,159)	(2,495)	(2,495)
Amounts paid by DDL to Pharma	(2,785,487)	(2,316,544)	(3,492,962)
Foreign exchange differences	31,077	(97,149)	(620)
Due to (from) related parties at end of period	$(25,320)	$(152,592)	$(101,297)

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

The borrowing terms for Note Purchase Agreement 2 were originally consistent with those of Note Purchase Agreement 1, with the borrowing period being 24 months from the date of the agreement, the Company being required to pay the outstanding balance and all fees on maturity, and a monitoring fee equal to 0.833% of the outstanding balance being automatically added to the outstanding balance on the first day of each month. The debt less discount and transaction expenses will be accreted over the term of the Secured Note 2 using the effective interest rate method.

On October 21, 2022, the Company entered into an amendment to Note Purchase Agreement 2. Pursuant to the terms of the amendment, the Company and Investor agreed to extend the maturity date of Note Purchase Agreement 2 to July 1, 2024. In consideration thereof, the Company agreed to pay to the Investor an extension fee in the amount of 5% of the outstanding balance of Note Purchase Agreement 2, which resulted in $813,834 being added onto the liability due to the Investor.

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

Security Agreement

On May 20, 2022, the Company entered into the Security Agreement by the Company, DDL and TCL, in favor of the Investor (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company granted the Investor a first-priority security interest in all rights, title, interest, claims and demands of the Company in and to all of the Company’s patents and all other proprietary rights, and all rights corresponding to the Company’s patents throughout the world, now owned and existing, and all replacements, proceeds, products, and accessions thereof.  As of December 31, 2022, long-term debt matures as follows:

Notes Payable ($)
Within 12 months	11,512,711
Within 24 months	8,557,548
20,070,259

NOTE 6 – STOCKHOLDERS’ (DEFICIT) EQUITY

During the three month period ended December 31, 2022, shares were sold under the ATM Equity Distribution Agreement in place with H.C. Wainwright & Co., for total gross proceeds of $696, with associated costs of $273. No other shares were issued during the nine month period ended December 31, 2022.

During the nine month period ended December 31, 2021, 366,892 warrants were exercised generating gross proceeds of $2,963,658. There were a total of 1,573,098 warrants outstanding at this date. During the three month period ended December 31, 2021, 22,524 shares were sold under the ATM Equity Distribution Agreement in place with H.C. Wainwright & Co., for total gross proceeds of $118,791, with associated costs of $4,382. No other shares were issued during the three and nine month periods ended December 31, 2021.

Loss per share

The following table sets forth the computation of basic and diluted loss per share for the periods indicated.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in Dollars, except Share Amounts)		(in Dollars, except Share Amounts)
Net loss attributable to common stockholders	(1,716,278)	(3,431,568)	(9,460,888)	(10,269,557)
Weighted average basic and diluted shares outstanding	24,103,196	23,313,629	24,102,976	23,244,345
Basic and diluted loss per share:	(0.07)	(0.15)	(0.39)	(0.44)

The Company excludes warrants outstanding, which are anti-dilutive given the Company is in a loss position, from the basic and diluted loss per share calculation.

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For the three and nine month periods ended December 31, 2022, warrants to purchase 1,573,098 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were excluded from the calculation of diluted loss per share. For the three and nine month periods ended December 31, 2021, warrants to purchase 1,573,098 shares of common stock and a unit purchase option to purchase 9,710 shares of common stock, as well as warrants to purchase 9,710 shares of common stock, were considered anti-dilutive and were also excluded from the calculation of diluted loss per share.

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

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through February 23, 2023, the date these financial statements were available to be issued.

The Company commenced a Registered Direct Offering and concurrent Private Placement on January 27, 2023 with two healthcare-focused U.S. institutional investors to sell 4,796,206 shares of its common stock, pursuant to a registered direct offering and warrants to purchase up to 4,796,206 shares in a concurrent private placement. The combined purchase price for one share and one warrant was $1.75. The warrants have an exercise price of $2.00 per share and are initially exercisable at the later of shareholder approval or six months following the date of issuance and will expire five and a half years from January 31, 2023, the closing date. The aggregate gross proceeds from the Registered Direct Offering and the concurrent Private Placement were $8.4 million before deducting placement agent fees and other estimated offering expenses. The Company received net proceeds of $7,655,974 after costs.

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

Overview

We are a medical technology company developing sugarBEAT®, a non-invasive, affordable, and flexible continuous glucose monitoring system for adjunctive use by persons with diabetes, as well as for consumers in the non-diabetes space for monitoring metabolic health and general health and wellness. sugarBEAT® consists of a disposable adhesive skin-patch connected to a rechargeable wireless transmitter that displays glucose readings at regular five-minute intervals via a mobile app. sugarBEAT® works by extracting glucose from the skin into a chamber in the patch that is in direct contact with an electrode-based sensor. The transmitter sends the raw data to a mobile app where it is processed by an algorithm and displayed as a glucose reading after calibration, with the ability to track and trend the data over 14 hours for each sensor wear period. Sensors can be worn as frequently as a user chooses. While sugarBEAT® requires once per day calibration by the patient using a blood sample obtained by a finger stick, we believe sugarBEAT® will be adopted by non-insulin dependent persons with diabetes alongside insulin-injecting persons with diabetes, who all perform multiple daily finger sticks to manage their disease. In the consumer application, or non-medical applications, the relative glucose fluctuations are used and therefore finger-prick calibrations are not required.

CE approval was granted by the European Notified Body BSI in May 2019, allowing the product to be made available for commercial sale. This approval is subject to an annual review of the underlying ISO 13485 accredited Quality Management System. The accreditation was successfully renewed in November 2021 and 2022. In conjunction with the UK Licensee, the Company commenced a phase 1 launch whereby devices were made available to limited cohorts of users to gauge their feedback so that any fine-tuning could be completed prior to a mass market launch. The UK Licensee has also confirmed that it will undertake two Key Opinion Leader (“KOL”) studies in the UK for its white-labelled service offering that is supported by sugarBEAT®. The KOL studies are intended to provide additional support for the UK Licensee’s broader ongoing marketing plans and more specifically to support potential reimbursement for the device and the licensees overall diabetes management offering(s)

The UK Licensee placed an initial order for sugarBEAT® in April 2021 and provided a forecast for its post-launch volume expectations, which the Company has used to establish both a short and medium term view to inform the Company’s commercial operational requirements. In line with this view, the Company has taken the following actions since the initial order was received:

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

In addition to this, Nemaura established that proBEAT™, which is based on the sugarBEAT® platform, can be classified under the Wellness guidance when it is used according to the FDA Wellness guidance notes, to provide prompts and educate users on factors affecting their blood sugar profiles. Nemaura launched proBEAT™ in the U.S. in December 2020, as part of a diabetes prevention and reversal program branded BEATdiabetes.life, in the form of pilot studies. During the quarter ended December 31, 2020, Nemaura licensed a clinically validated weight loss program for the management of diabetes from Healthimation, LLC, which was originally developed at the Joslin Diabetes Center, an affiliate of Harvard Medical School. This program, together with proBEAT™, originally formed the basis of the BEATdiabetes.life program that is currently being developed for commercialization in the U.S. The program is under further refinement based on feedback gathered to date. Further KOL studies are planned to provide additional marketing support of the program in preparation for a broader U.S.-wide roll-out. While still in the relatively early stages, we are pleased with initial results and feedback received from these user-groups and one key outcome has been that the company is now looking to provide proBEAT as a standalone plug-in for existing diabetes management programs therefore potentially allowing the company to accelerate commercialization as well as reduce the cost burden that could be associated with running its own program.

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

During this period of product development, the Company has experienced recurring losses and negative cash flows from operations. As of December 31, 2022, the Company had cash balances of $7,340,840, a working capital deficit of ($2,309,666), an accumulated deficit of $47,192,364 and a deficiency in total stockholders' equity of $9,858,709.

While the Company expects to continue to incur losses from operations for the near-term and these losses could be significant as product development, regulatory activities, clinical trials, and other commercial and product development related expenses are incurred, the Company reached a significant milestone during the three month period ended December 31, 2021, as the Company commenced commercial delivery of its sugarBEAT® device to its UK Licensee, allowing the UK Licensee to continue studies dedicated to developing user based feedback and evidence that could potentially support reimbursement in the UK .

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

Recent Developments

On September 24, 2021, the Company entered into a License, Supply and Distribution Agreement with ‘MySugarWatch DuoPack Limited’ (“MSW-DP”), a sister company of MSW, whereby MSW-DP will provide CGM sensors free of charge with certain medications that are widely prescribed to persons with Type 2 diabetes. These medications are due to come off patent in the fourth calendar quarter of 2022 in Europe and the UK, and 2023 in the U.S. The agreed sale price of sensors to MSW-DP under the terms of the agreement is $20 per box of 5 sensors for the U.S. market, and in Europe and the UK 12.50 Euros in the first 12 months from product launch and 10 Euros thereafter per box of 5 sensors. Nemaura’s anticipated cost of goods per sensor on large-scale production is $1 per sensor once economies of scale are achieved. As of January 2022, there were over 2 million prescriptions written for these medications each month in the combined key EU and UK territories. The Company believes this will provide an opportunity for rapid market penetration in the use of its CGM sensors, at a scale that can enable the targeted lower cost of goods to be achieved and thereby support both revenue and margin growth into the future.

Management is now focused on fulfilling the UK licensees’ initial orders based on MSW’s UK launch plans, which is gradually evolving with a clear focus on aiming to generate data to support product reimbursement, while also developing the capabilities of the Company to develop and service new channels of business across other geographic markets via the use of our BEAT platform. This includes expansion of the consumer metabolic health offering Miboko, for which the beta registrations was launched in late 2021, to employers and insurers across the U.S.

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

Termination of Chief Financial Officer

Effective July 1, 2022, the Company terminated its Company’s Chief Financial Officer and has commenced a search for a U.S. based replacement.  Until a replacement has been selected, the Company’s President and Chief Executive Officer will act as principal financial and accounting officer of the Company, and the Company’s finance team will continue to support the Company with respect to its accounting and financial reporting compliance requirements. The Company is currently reviewing a large number of applicants for the role, advertised recently in the US.

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

The Company and Uptown previously agreed in May 2022 to reduce the maximum monthly redemption amount from $2,000,000 to $500,000 from June 2022 to February 2023, which reduction remains in force. Pursuant to the terms of the Amendment, the Company and Uptown agreed to reduce the maximum monthly redemption amount during the period beginning March 2023 until the Uptown Note is paid in full from $2,000,000 to $1,000,000; provided, however, that upon the occurrence of an event of default under the Uptown Note, the maximum monthly redemption amount will automatically be increased back to $2,000,000.

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

Restatements

On February 17, 2023, the management and the Audit Committee of the Board of Directors of the Company concluded that the following financial statements should be restated and should no longer be relied upon:

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

The Company determined that the reporting effects of the above errors had a material impact to the Company’s unaudited condensed consolidated financial statements of the Company for the three months ended June 30, 2022, as reported in the Q1 2022 10-Q, and for the three and six months ended September 30, 2022, as reported in the Q2 2022 10-Q. As a result, the unaudited condensed consolidated financial statements for the three months ended June 30, 2022 and the unaudited condensed consolidated financial statements for the three and six months ended September 30, 2022 have been restated, and the Company has filed an amendment to each of the Q1 2022 10-Q and the Q2 2022 10-Q with the SEC.

The errors had the effects as shown below:

(i)	Decreasing the Company’s net loss for the three months ended June 30, 2022, as reported in the Q1 2022 10-Q, by approximately $90,000 to approximately $3,889,000;

(ii)	Decreasing the Company’s net loss for the three months ended September 30, 2022, as reported in the Q2 2022 10-Q, by approximately $223,000 to approximately $3,856,000; and

(iii)	Decreasing the Company’s net loss for the six months ended September 30, 2022, as reported in the Q2 2022 10-Q, by approximately $313,000 to approximately $7,745,000.

The errors do not impact the Company’s previously reported sales, gross profit, or cash positions in any period.

The Company’s management concluded that in light of the errors mentioned above, a material weakness existed in the Company’s internal control over financial reporting related to accounting for debt issuance costs using the effective interest rate method and translating the mark-to-market liability as of June 30, 2022 and September 30, 2022, and the Company’s disclosure controls and procedures were not effective as of such dates. The Company’s remediation plan with respect to such material weakness has been described in more detail in the amendment filed to each of the Q1 2022 10-Q and the Q2 2022 10-Q on February 23, 2023. These errors relate to the material weakness as previously identified and detailed in the Q1 2022 10-Q and the Q2 2022 10-Q related to lack of financial expertise over complex transactions and lack of resources to review out of the ordinary transactions and arrangements of the Company.

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

Results of Operations

Comparative Results for the Nine Months Ended December 31, 2022 and 2021

Revenue

The Company recognized revenue of $77,044 in the nine month period ended December 31, 2022, relating to deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. A portion also related to the recognition of the GBP 1 million (approximately $1.20 million), that was previously received and held within deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

Revenue recognized in the comparative nine month period ended December 30, 2021 was $183,628 relating to the delivery of goods and including a small portion of the recognition of the deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

Research and Development Expenses

Research and development (“R&D”) expenses were $980,862 and $987,711 for the nine months ended December 31, 2022 and 2021, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device.

General and Administrative Expenses

General and administrative expenses were $4,329,306 and $4,151,380 for the nine months ended December 31, 2022 and 2021, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages. Non-cash charges of $635,494 and $199,522 were recorded in the nine-month period ended December 31, 2022 and 2021 as a result of the mark-to-market adjustments on the Company’s outstanding foreign currency forward contracts.

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

Other Comprehensive Loss

For the nine months ended December 31, 2022 and 2021, other comprehensive loss was $864,328 and $142,922, respectively. Currently all transactions recorded through other comprehensive loss arise from fluctuations in the USD:GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Comparative Results for the Three Months Ended December 31, 2022 and 2021

Revenue

Revenue of $3,017 was recognized in the three month period ended December 31, 2022, relating to deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. A portion also related to the recognition of the deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

The comparative revenue recognized in the three month period ended December 31, 2021 was $183,628.

Research and Development Expenses

R&D expenses were $393,747 and $412,341 for the three month periods ended December 31, 2022 and 2021, respectively. This continues to be largely composed of expenditures on wages and sub-contractor activities incurred in finalizing the product design for the sugarBEAT® device in order to enable scaling of the production ability combined with costs associated with new pipeline products as they move through their respective development phases.

General and Administrative Expenses

General and administrative expenses were $239,628 and $1,391,278 for the three month periods ended December 31, 2022 and 2021, respectively. Given the nature of the Company’s activities has remained unchanged, the cost drivers in this area have also remained consistent and are largely representative of fees for legal, professional, consultancy, audit services, investor relations, insurance and wages. Non-cash credits of $990,531 and $70,878 were recorded for the mark-to-market adjustments on the Company’s outstanding foreign currency forward contracts.

We anticipate that general and administrative expenses will continue to increase moving forward, as the business transitions to a more operational focused base that will encompass an increase in functions expenses associated with sales, marketing, customer service, as well as enhancements to other existing functions.

Other Comprehensive Loss

For the three months ended December 31, 2022 and 2021, other comprehensive income was $556,080 and ($25,065) loss, respectively. Currently all transactions recorded through other comprehensive loss arise from fluctuations in the USD:GBP exchange rate and the impact that this has on consolidation of the Company’s non-USD denominated assets and liabilities.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $47,192,364 through December 31, 2022. We have historically financed our operations through a combination of debt and equity funding.

As of December 31, 2022, the Company had a deficiency in net working capital of $2,309,666, which included cash balances of $7,340,840. The Company reported a net loss for the three and nine month periods ended December 31, 2022 of $1,716,278 and $9,460,888, respectively. This loss is after taking account of interest and debt discount charges arising from the note purchase agreements for the three- and nine- month periods ended December 31, 2022 of $1,082,949  and $4,152,437, respectively.

Having reviewed the Company’s forward looking cashflow requirements in relation to the cash balance held at December 31, 2022, management is aware of the need to raise additional funds in order to finance the ongoing commercialization of sugarBEAT®. The Company had $7,340,840 of cash at December 31, 2022. The Company has debt on its balance sheet which will reach maturity in July 2024, following a restructure in October 2022.

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

Equity funding – the Company has immediate access to funds through the ATM facility that is currently in place; in addition to this, there are various alternative mechanisms available to the Company similar to those used previously e.g. direct sale of shares to interested third parties, as well as other mechanisms to sell common stock via an underwritten agreement or the further exercise of warrants by the current warrant holders etc. The Company completed a Registered Direct Offering and concurrent Private Placement in January 2023 which has increased cash by $7,655,974.

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

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2022 was $6,090,181, reflecting a net loss of $9,460,888, adjusted for the add back of the accretion of debt discount expense of $4,152,437, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $635,494 and the depreciation and amortization charge of $268,595. Cash was also impacted by increases in inventory of $864,636, which was directly driven as a result of commercial scale up.

Prepayments increased by $467,070, which was a result of an increase in amount paid to Hamilton Court (approximately $876,000), our forward contract provider, partially offset by savings on other prepayments, including a reduction in prepaid insurance.

There was a $34,897 increase in accounts payable during the nine months ended December 31, 2022 with decreases seen in other liabilities and accrued expenses of $167,568 and deferred revenue of $297,419. The related party payable balance increased by $75,977.

Net cash used in operating activities for the nine months ended December 31, 2021 was $4,353,494, reflecting a net loss of $10,269,557, adjusted for the add back of the non-cash amortization of debt discount expense of $5,141,701, the mark-to-market charge recorded in relation to the foreign currency forward contracts of $199,522 and the depreciation and amortization charge of $139,751. Cash was also impacted by increases in inventory of $533,656, which was directly driven as a result of the commercial scale up.

Prepayments increased by $797,155, which was also a direct result of commercial scale up with prepayments for raw materials being pre-purchased to ensure that inventory would be on-hand to support the Company’s shift to commercial operations. The decrease was partly offset by an increase in accounts receivable – related party, of $301,387, which relates to additional advance purchasing of inventory that is completed through a related party company.

There was also a reduction in accounts payable of $77,075 with increases seen in both other liabilities and accrued expenses and deferred revenue.

Net cash used in investing activities for the nine months ended December 31, 2022, was $438,805, which included patent filing costs of $135,168 and the purchase of property and equipment of $275,758 driven by the procurement to support the transition to operational production.

Net cash used in investing activities was $880,008 for the nine months ended December 31, 2021, which reflected patent filing costs of $60,241, the purchase of property and equipment of $359,301 driven by the procurement of cleanroom facilities and injection molding tooling to support the operational production steps taken in advance of product delivery to the UK licensee. In addition to this, $460,466 was invested in software development costs relating to the digital health program in the US and recent Beta launch of our consumer health program, Miboko, in the UK.

Net cash used in financing activities for the nine months ended December 31, 2022 was $3,273,859, comprised of $4,700,000 from proceeds from the issuance of notes payable, offset by $7,974,282 for the repayments of notes payable.

Net cash used in financing activities for the nine months ended December 31, 2021 was $3,421,933, comprised of $2,963,658 of proceeds from the exercise of warrants, $114,409 of proceeds (net of costs) from the sale of common stock through the ATM facility, offset by $6,500,000 for the scheduled repayments of notes payable.

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

During the three and nine month periods ended December 31, 2022, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Dr. Dewan F.H. Chowdhury, our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation as of December 31, 2022, the Company’s Chief Executive Officer and interim Chief Financial Officer has concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were not effective due to a material weakness in the Company’s internal control over financial reporting.

As of December 31, 2022, our management, with the participation of our Chief Executive Officer, who is also serving as our Interim Chief Financial Officer, evaluated our internal control over financial reporting. As a result of our assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2022:

Management has identified that there is a lack of adequate financial expertise related to the assessment of complex transactions and a lack of adequate resources to review out of the ordinary transactions and arrangements of the Company, which created a deficiency in the design and implementation of our review control. Due to the deficiency in our design and implementation of our review control, material errors in the financial statements may not be identified as part of the review process.  Based on these factors, we concluded that the deficiency rises to the level of a material weakness.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 under the Exchange Act during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022, as the same may be updated from time to time.

The following risk factors are in addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on June 29, 2022, as the same may be updated from time to time:

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

We have concluded that there is a material weakness in our internal control over financial reporting. For additional information on the material weakness identified and our remedial efforts, see “Item 9A, Controls and Procedures.” The material weakness resulted in the restatement of certain of our financial statements and related disclosures, as discussed in the Explanatory Note to this Amendment No. 1 and Note 9-Restatement. Thus, management has determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2022, September 30, 2022 and December 31, 2022. Under Public Company Accounting Oversight Board standards, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a misstatement of our consolidated annual or interim financial statements will not be prevented or detected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We will take measures to remediate the underlying cause of the material weakness noted above. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

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

