Form 10-K
period 2023-03-31
Nemaura Medical Inc.
filed 2023-07-13
CIK 1602078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————

FORM 10-K

——————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 001-38355

NEMAURA MEDICAL INC.
(Exact name of registrant as specified in its charter)

Nevada	46-5027260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

57 West 57th Street
New York, NY 10019
Address of principal executive offices) (Zip Code)

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed final fiscal quarter (March 31, 2023) was approximately $25.2 million.

The number of shares outstanding of the registrant's common stock as of July 13, 2023, was 28,899,402.

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

We believe there are additional applications for sugarBEAT® and the underlying BEAT technology platform, which may include:

•	a web-server accessible by physicians and diabetes professionals to track the condition remotely, thereby reducing healthcare costs and managing the condition more effectively;
•	a complete virtual doctor that monitors a person's vital signs and transmits results via the web;
•	other patches using the BEAT technology platform to measure alternative analytes, including lactate. This would be a step-change in the monitoring of conditions, particularly in the hospital setting. Lactate monitoring is currently used to determine the relative fitness of professional athletes and we completed preliminary studies demonstrating the application of the BEAT technology for continuous lactate monitoring;
•	a continuous temperature monitoring system which could have various applications.

Our Business Strategy

We intend to lead in the discovery, development and commercialization of innovative and targeted diagnostic medical devices, and data-driven digital platforms, that improve disease monitoring, management and overall patient care in both the consumer well-being space and medical sector. Specifically, we intend to focus on the monitoring of molecules that can be drawn out through the skin non-invasively using our technology platform. In addition to glucose, such molecules may include lactic acid monitoring and the monitoring of prescription drugs and blood biomarkers that may help in the diagnosis, prevention, or management of diseases, such as diabetes. We plan to take the following steps to implement our broad business strategy. Our key commercial strategies post-approval will first be implemented in Europe and then in parts of the Middle East and Asia, and then the U.S., as follows:

-	Commercialize sugarBEAT® in the United Kingdom and Republic of Ireland. We intend to commercialize sugarBEAT® in the United Kingdom, and Republic of Ireland with MySugarWatch Limited (previously known as Dallas Burston Ethitronix Limited) (“MSW”), with whom we have an exclusive marketing rights agreement for these two countries. We have also signed a full commercial agreement with MySugarWatch (Europe) Limited (previously known as Dallas Burston Ethitronix (Europe) Limited) in May 2018 for all other European territories as part of an equal joint venture agreement. The joint venture intends to seek sub-license rights opportunities to one or more leading companies in the diabetes monitoring space, to leverage their network, infrastructure and resources.
-	Establish licensing or joint venture agreements with other parties to market sugarBEAT® in other geographies. We are in detailed discussions and negotiations with several other parties worldwide for licensing or joint venture agreements for the sale of the sugarBEAT® device and have signed commercial agreements with TP MENA for the Gulf Cooperation Council. TP MENA have submitted an application to the Saudi Arabian Regulatory Agency for registration of sugarBEAT in the KSA (Kingdom of Saudi Arabia).
-	Seek FDA PMA approval of sugarBEAT®. The PMA application is currently in review by the FDA.
-	Expand the indications for which the sugarBEAT® device may be used. We believe that the sugarBEAT® device may offer significant benefits as compared to those found in the non-acute setting for the monitoring of other diseases. This includes monitoring of lactic acid for performance athletics, and the monitoring of drugs. We have completed initial proof of concept for lactate monitoring and now plan to explore the route to commercialization for well-being applications in athletic performance training, and plan to undertake further clinical programs to support clinical use of the device for lactate monitoring.
-	Expand our product pipeline through our proprietary platform technologies, acquisitions and strategic licensing arrangements. We intend to leverage our proprietary platform technologies to grow our portfolio of product candidates for the diagnosis of diabetes and other diseases. This includes digital platforms driven by data gathered by our sensors within the medical and wellbeing markets, such as for metabolic health monitoring. In addition, we intend to license our product and acquire products and technologies that are consistent with our research and development and business focus and strategies. This may include digital solutions for managing chronic disease conditions, supported with sensor data, drug delivery products for the improved management of diabetes, for example improved insulin injector systems, and/or combination drug products for diabetes related drugs.

Product Development

Management has extensive experience in regulatory and clinical development of diagnostic medical devices. We intend to take advantage of this experience in the field of diagnostic medical devices in an attempt to increase the probability of product approval in multiple territories. The overall regulatory process for diagnostic medical devices for diabetes is currently similar to those governing other diagnostic devices. The timelines are shorter than, for example, when new drugs or completely invasive diagnostic devices are trialed in clinics. We have successfully tested and evaluated the device for its clinical output, in this case the accuracy and safety with which it can trend blood glucose levels, based on which CE approval was granted by the Notified Body BSI. A PMA (pre-market approval) application was also submitted to the FDA and is currently under review. We continue to seek collaborations with future licensees and marketing partners to achieve our commercial growth milestones.

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

Commercialization Plan

Throughout the fiscal year ended March 31, 2023, we worked with our UK Licensee, MSW, to provide support in the development of their go-to-market strategy which incorporates the utilization of our sugarBEAT® device into their own branded product offering. While COVID-19 did result in some short delays to MSW’s user assessment program, the overall feedback was positive, albeit the anticipated timetable for purchase orders to be placed by MSW was extended out, with the first order for 5,000 sugarBEAT® transmitters and 200,000 sugarBEAT® sensors placed in April 2021. During the fiscal year to March 2023 our focus has been to support our licensee to gather user feedback to support an application of reimbursement of the sensors and we continue to support these endeavors. We also took the following actions during the fiscal year ended March 31, 2023:

•	Increased headcount of production operatives to facilitate product manufacture
•	Started to receive components / materials from forward orders previously placed for raw materials to support scale-up and secure inventory of those items that are currently in short supply globally i.e. electronic components such as microprocessors, etc.
•	Continued to work with Benchmark Electronics Inc as our CMO partner to facilitate future volume scale up of transmitter production via its FDA approved facility in Thailand, by undertaking electronic PCBA (Printed Circuit Board Assembly) batch qualification runs
•	Completed phased delivery of transmitters against purchase order received from MSW in December 2021

We also advanced our plans to develop our go-to-market capabilities in the U.S., which included:

•	In July 2020, we submitted a PMA application to the FDA for the sugarBEAT® device for glucose profiling as an adjunct to a finger-stick measurement. We, along with other applicants, were then informed by the FDA that the approval process was subject to delays as a result of the CDRH being actively engaged in responding to the pandemic caused by COVID-19 which resulted in staff being reallocated to other approval requests associated with COVID-19. In April 2021, the FDA confirmed that it would recommence its review of the PMA application.
•	In December 2021, the FDA’s Bio-monitoring research division conducted an audit of the clinical program submitted in support of the PMA application. A single 483 observation was raised, and the Company submitted a full response in January 2022.
•	The FDA subsequently conducted a pre-market inspection during the second calendar quarter of 2022, covering the FDA’s Quality System / Current Good Manufacturing Practice regulations for Medical Devices (21 CFR Part 820). Once again a single 483 observation was made, and this was responded to within the mandated time frame. The company continues its dialogue with the FDA with respect to the PMA submission and plans to provide further material updates as they arise in due course.

In addition to this, we continue to explore commercialization opportunities in other key geographic markets and intend to provide material updates as they arise..

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

Additionally, we retain substantial trade secrets relating to aspects of the sensor manufacture process and the sensor formulation, which have taken several years to develop, and will prove challenging to reverse engineer as it consists of formulation components in addition to processing methods in complex combinations that are unique to the final functional sensor. Patents will not be filed on this aspect of the technology to avoid any public dissemination of the know-how.

These patents and know-how cover aspects of the technology platform. Furthermore, the trademarks BEAT® and sugarBEAT® have been registered in multiple key global territories. Accordingly, all intellectual property essential to the sugarBEAT® product is owned by us, and not subject to royalty payments. We intend to take the lead in the preservation and/or prosecution of these patents and patent applications going forward as required. We intend to file additional patents as the development progresses, where deemed to be of value to protecting the technology platform and future modifications and improvements. Where patents cannot be secured, or existing patents are superseded by new know-how or technical developments that cannot be patented the intellectual property will be limited to know-how and trade secrets, and these will be diligently guarded.

Trade Secrets, Trademarks, and Patents Filed, Granted and Pending

IP: Patent (Core Claim), Know-how, Trademark	Expiration Date	Jurisdictions in which Granted / Issued	Jurisdictions in which Pending	Ongoing Royalty or Milestone Payments

Patent: Cumulative Measurement of an Analyte (1)	May 20, 2033	Australia, France, Germany, Italy, Poland, Spain, Netherlands, UK, China, Japan, USA, Canada, UAE, Brazil	Qatar	None. Internal development
Skin Prep Patch (2)	December 2, 2039	UK	Europe, USA	None. Internal development
Know-how: Sensor Formulation and manufacture processes	N/A	Trade Secret	N/A	None. Internal development
Trademark: BEAT	Renewal due in 2026	UK, Canada, China, EU, India, Japan, Norway, Russia, Singapore	Malaysia, Brazil, Mexico, Switzerland, Turkey	None. Internal development
Trademark: sugarBEAT	Renewal due in 2025	UK, Canada, Australia, Switzerland, China, Egypt, EU, Israel, India, Iran, Japan, North Korea, Morocco, Mexico, Norway, New Zealand, Russia, Singapore, Tunisia, Turkey, USA	N/A	None. Internal development
Sensors for metabolic health (3)	December 7, 2041	N/A	UK	None. Internal development

(1) This patent provides a formula for calculating the amount of glucose extracted over a defined period of time by deducting the difference between two readings to allow rapid sensing without needing to deplete the analyte being measured.

(2) This patent describes a device and method for preparing the skin for extraction of glucose.

Clinical Trials

Our clinical testing have been conducted by contract clinical research organizations in various centers around the world to cover a wide demographic – including Asia and Europe – and is managed by our in-house management team.

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

Research and development

We spent $1,538,615 and $1,556,988 during the fiscal years ended March 31, 2023 and 2022, respectively, on research and development; management currently anticipated that spend in this area will remain reasonably consistent in the coming fiscal year.

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

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes. As of March 31, 2023, we had 38 personnel employed on our payroll, which equates to approximately 36 full-time equivalents.

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

We have incurred net losses every year since our inception in 2009 and have generated minimal revenue from the period of our inception from product sales or licenses to date. As of March 31, 2023, we had an accumulated deficit of approximately $52.5 million. We expect to incur losses until our product is successfully launched and cannot be certain that we will ever achieve profitability. As a result, our business is subject to all of the risks inherent in the development of a new business enterprise, such as the risk that we may not obtain substantial additional capital needed to support the expenses of developing our technology and commercializing our potential products; develop a market for our potential products; successfully transition from a company with a research focus to a company capable of either manufacturing and selling potential products or profitably licensing our potential products to others; and/or attract and retain qualified management, technical and scientific staff.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

For the year ended March 31, 2023, the Company recorded a net loss of $14,143,735 and used cash in operations of $8,451,781. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2023 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

In evaluating the going concern position of the company, management has considered potential funding providers and believes that financing to fund future operations could be provided by equity and/or debt financing. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal or interest on or other amounts due with respect to our indebtedness. Our indebtedness could have other important consequences to you as a stockholder. For example, it could:

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

Failure to enroll patients in future clinical trials may cause delays in developing the sugarBEAT® device or any of our future products.

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

Further clinical trials for any of our current or future products may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these products or cease our trials.

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

In addition, others may independently develop similar or alternative technologies that may be outside the scope of our intellectual property. Should third parties obtain patent rights to similar technology, this may have an adverse effect on our business. Similarly future developments and improvements could lead to our existing patents becoming obsolete and leaving intellectual property secured primarily in the form of know-how.

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

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have registered corporate offices in the U.S. at 57 West 57th Street, Manhattan, NY 10019. We have offices and laboratories located across two locations on the Loughborough University Science and Enterprise Park (LUSEP), Loughborough, Leicestershire, United Kingdom. The aggregate monthly rent is approximately $51,000. All leases are currently operated on rolling 12-month terms. The terms of the different leases provide break options allowing both landlord and tenant to terminate on provision of not less than one month’s prior written notice.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the NASDAQ Capital Market under the trading symbol, “NMRD”. On July 12, 2023, the closing price for our common stock as reported on the NASDAQ Capital Market was $0.9901.

As of July 12, 2023, we had 80 holders on record of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

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

Unregistered Sales of Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2023.

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

Overview

Business Review and Outlook

It is management’s view that the Company has made good progress during the fiscal year ended March 31, 2023, and some of the key developments are listed as follows:

1.	The company continued to support its UK licensee with its endeavours to obtain reimbursement for the sensors in the UK.
2.	Advanced development of its BEATdiabetes offering in readiness for a commercial launch in due course.
3.	Entered in to a term sheet with Eversana, an organisation with expertise in taking medicines, devices and digital healthcare products to market, with a view to entering in to a future commercial agreement to support its launch of BEATdiabetes in the USA using proBEAT sensors.
4.	Continued development of its consumer metabolic health platform and potential deployment as a bolt-on service into existing metabolic and wellness programs.
5.	Supported its partner TP-MENA with the submission for registration of sugarBEAT in the Kingdom of Saudi Arabia (KSA).
6.	Received a provisional purchase order for 1.7 million sensors from its partner TPMENA in anticipation of product registration in the KSA.

Management is working towards fulfilling the remainder of the UK licensees’ initial orders and supporting MSW’s UK launch plans, and for potential supplies to fulfill the provisional purchase order for the KSA from TPMENA.The company continues to also develop capabilities to develop and service new channels of business across other geographic markets via the use of our BEAT platform. To this end the company is now actively planning product launch in other territories that accept the CE mark registration. In addition, the company is seeking to exploit its product platform in the consumer space. All of these avenues are expected to strengthen revenue generation in future periods.

In line with this view, the Company has taken the following actions during the fiscal year ended March 31, 2023:

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
  Engaged with external third-party manufacturers with the ability to provide significant scale up services for product manufacture moving forward.

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

RESULTS OF OPERATIONS

Management’s plans and basis of presentation

The Company has experienced recurring losses and negative cash flows from operations. On March 31, 2023, the Company had total stockholders’ deficit of $(11,814,198) and an accumulated deficit of $51,875,211. To date, the Company has in large part relied on equity financing to fund its operations. Initially additional funding also came from related party contributions. The Company expects to continue to incur losses from operations for the near-term and these losses could be significant as the Company implements and scales its product commercialization strategy.

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

Results of Operations

Fiscal Year Ended March 31, 2023 Compared to Fiscal Year Ended March 31, 2022

Revenue

Sales of $77,044 were recognised during the 2023 fiscal year, compared to $503,906 during fiscal year 2022..

December 2021 marked a pivotal milestone for the Company as the Company commenced deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. These deliveries continued in line with the schedule agreed with MSW during the remainder of this fiscal year.

While the majority of the revenue recognized in 2022 related to the delivery of goods, revenue recognized in 2022 also included the recognition a proportion the GBP 1 million (approximately $1.32 million), that was previously received and held within deferred revenue, relating to the exclusive Marketing Rights Agreement that was signed with MSW. We expect to record the remainder of the revenue over an approximately 10-year term from the date sales to MSW commenced.

Gross profit (loss)

Gross loss was $(1,476,392) compared to gross profit of $159,606 for the fiscal years ended March 31, 2023 and 2022, respectively. Cost of sales for fiscal year 2023 has been impacted by the impairment of older inventory of $1,478,107.

Research and Development Expenses

Research and development expenses were $1,538,615 and $1,556,988 for the fiscal years ended March 31, 2023 and 2022, respectively. The stabilization in costs here being established as the Company’s historically more significant research and development expenditure relating to clinical trials and improvements made to the sugarBEAT® device started to flatten out over the year. We expect that the sugarBEAT® related research and development expenses will reduce in future periods as the product is launched, however the Company expects to continue to incur research and development costs to both enhance, refine and extend the platform capabilities for alternative applications.

General and Administrative Expenses

General and administrative expenses were $6,580,227 and $6,173,049 for the fiscal years ended March 31, 2023 and 2022, respectively. These consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising, general and operational wages, and impairment of intangible assets. The increase in expenses being driven predominantly by increased wages, as additional headcount has been added to support the operational scale up process across both our UK and U.S. teams. Increases have also been seen in insurance, rent and depreciation and amortization, which are considered to be directly related to the commercialization steps undertaken during the period. In addition to this, a non-cash item charge of $291,534 was booked as a result of the mark-to-market impact from the revaluation of the foreign currency forward contracts in place as of the fiscal period end, and one off impairment of intangible long held assets of $980,039.

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

Other Comprehensive Income

For the fiscal years ended March 31, 2023 and 2022 other comprehensive income saw a charge of $836,946 (2022 Charge of $257,885), arising from foreign currency translation adjustments.

Liquidity and Capital Resources

Going Concern and Liquidity

For the year ended March 31, 2023, the Company recorded a net loss of $14,143,735 and used cash in operations of $8,451,781. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s March 31, 2023 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

In evaluating the going concern position of the company, management has considered potential funding providers and believes that financing to fund future operations could be provided by equity and/or debt financing. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

We have historically financed our operations through a combination of debt and equity funding. During the fiscal year ended March 31, 2023, 4,796,536 shares of common stock were issued for gross proceeds of $8,394,056, and net proceeds of $7,656,398 after deducting cost incurred in relation to the financing of $737,658.

At March 31, 2023, the Company had net working capital deficiency of ($8,730,734) which included cash balances of $10,105,135 and current notes payable of $16,942,500.

Cash Flows

Net cash used by our operating activities for the fiscal year ended March 31, 2023, was $8,451,781 which reflected the following key cashflow movements: a net loss of $14,143,735 which included non-cash items booked as an expense relating to the accretion of the debt discount $1,871,593, change in fair value of foreign exchange contract derivative liability of $291,534, change in fair value of warrant liability of $1,864,000 depreciation and amortization $444,177, inventory write down of $1,478,108, and impairment of intangible assets of $980,039.

Cashflows were also impacted by increases in inventory of $1,745,189 and receivable/payable to related parties of $1,022,077 relating to the acquisition of raw materials to support manufacture and delivery of product to our UK Licensee.

Working capital cashflow was also impacted by an increase in accounts payable of $190,330, due to timing of purchases and a decrease in other liabilities and accrued expenses of $427,748.

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

Net cash used in investing activities was $539,217 for the fiscal year ended March 31, 2023, which reflected expenditure on property and equipment to support the commencement of manufacture of product for sale during the year of $376,170, combined with ongoing spend on software development ($27,879) and patent costs ($135,168), to enhance the businesses digital offering and protect the intellectual property developed.

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

Net cash provided by financing activities for the fiscal year ended March 31, 2023, was $2,082,117. This includes repayments made in relation to debt funding of $10,274,281, which was offset by the proceeds from the issuance of common stock in relation to equity funding of $8,393,361 with associated cash costs of $737,658, and the receipt of funds from a new loan facility for $4,700,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nemaura Medical Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nemaura Medical Inc. (the “Company”) as of March 31, 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended March 31, 2023, the Company incurred a net loss and utilized cash flows in operations, and has had recurring losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation

As described in Notes 3 and 5 to the financial statements, the Company’s inventory is stated at the lower of cost or net realizable value, determined on first-in, first-out (“FIFO”) basis. As of March 31, 2023, the Company held inventory of $1.8 million. The Company periodically evaluates the carrying value of inventory, which requires management to make assumptions and estimate the amount necessary to adjust inventory for markdowns.

We identified the valuation of inventories as a critical audit matter due to the significant judgments and estimates required by management. Determining whether a decline in value has occurred requires significant judgments in estimating future demand and market conditions. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included:

●	We evaluated the reasonableness of management’s adjustment to inventory for markdowns by developing estimates of the adjustment to inventory for markdowns and comparing our estimates to management’s estimate.
●	We tested the accuracy and completeness of the inventory balance and the overall aging of inventory.
●	We tested the completeness of the inventory valuation adjustment by identifying slow-moving inventory and comparing to management’s analysis.
●	We tested the mathematical accuracy of the Company’s calculation of the adjustment to inventory for markdowns.

Warrant liability

As described in Note 8 to the financial statements, during the year ended March 31, 2023, the Company issued warrants that required management to assess whether the warrants required liability classification. Management determined that the warrants were required to be accounted for as liabilities and recorded at fair value when issued and subsequently remeasured to fair value upon settlement or at the end of each reporting period. The Company’s warrant liability balance was $3.1 million at March 31, 2023. Management estimates the fair value of the warrant liabilities utilizing the Black-Scholes pricing model.

We identified the accounting for and valuation of the warrant liabilities as a critical audit matter due to the significant judgements used by management in determining whether the warrants required liability classification, and the significant judgements used in determining the fair value of the warrant liabilities. This required a high degree of auditor judgment and increased auditor effort in auditing the accounting for and valuation of the warrant liabilities.

The primary procedures we performed to address this critical audit matter included:

●	We obtained and read the warrant agreements to evaluate managements determination that the warrants met the criteria for classification as a liability.
●	We tested the reasonableness of the assumptions used by management in the Black-Scholes model, including exercise price, expected term, expected volatility, and risk-free interest rate.
●	We developed an independent expectation of the warrant liability using a Black-Scholes model and compared our independent expectation to managements estimate.

Foreign exchange contract derivative liability

As described in Note 8 to the financial statements, the Company has a foreign exchange contract that meets the definition of a derivative subject to the guidance of ASC 815, and is recognized at fair value, with changes in fair value recognized in earnings at the end of each reporting period. The Company’s foreign exchange contract derivative liability was $731,730 at March 31, 2023.

We identified auditing the valuation of the foreign exchange contract derivative liability as a critical audit matter due to the significant judgements used by management in determining the fair value of the foreign exchange contract derivative liability. This required a high degree of auditor judgment and increased auditor effort in auditing the valuation of the foreign exchange contract derivative liability.

The primary procedures we performed to address this critical audit matter included:

●	We obtained and read the foreign exchange contract, and agreed the notional and leveraged amounts at March 31, 2023 to the terms of the contract.
●	We obtained management’s calculation of the fair value of the foreign exchange contract derivative liability.
●	We developed an independent expectation of the fair value of the foreign exchange contract derivative liability and compared our independent expectation to the Company’s estimate.

We have served as the Company’s auditor since 2023.

/s/ Weinberg & Company, P.A.

Los Angeles, California

July 13, 2023

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

Substantial Doubt about Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, current debt due over current cash balances, and has accumulated deficits that raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Denver, Colorado

June 29, 2022

NEMAURA MEDICAL INC.
Consolidated Balance Sheets

	As of March 31,	As of March 31,
	2023	2022

ASSETS
Current assets:
Cash	$10,105,135	$17,749,233
Inventory, net	1,754,852	1,487,771
Prepaid expenses and other current assets	357,934	495,055
VAT receivable	409,648	255,112
Deposit on foreign exchange contract	909,666	—
Receivable from related parties	—	101,297
Total current assets	13,537,235	20,088,468

Property and equipment, net of accumulated depreciation	641,906	532,508
Intangible assets, net of accumulated amortization	384,092	1,480,980

Total assets	$14,563,233	$22,101,956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$326,641	$136,310
Accrued expenses and other liabilities	130,678	558,426
Notes payable, current portion	16,942,500	19,188,724
Payable to related parties	920,780	—
Deferred revenue, current portion	123,640	259,256
Foreign exchange contract derivative liability	731,730	440,196
Warrant liability	3,092,000	—
Total current liabilities	22,267,969	20,582,912

Notes payable, non-current portion	3,087,651	—
Deferred revenue, non-current portion	1,021,811	1,052,960
Total liabilities	26,377,431	21,635,872

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Common stock, par value $0.001 – authorized: 42,000,000 shares; issued and outstanding: 28,899,402 and 24,102,866 as of March 31, 2023 and 2022, respectively	28,899	24,103
Additional paid-in capital	40,991,377	38,295,775
Accumulated deficit	(51,875,211)	(37,731,476)
Accumulated other comprehensive (loss) income	(959,263)	(122,318)
Total stockholders’ equity (deficit)	(11,814,198)	466,084
Total liabilities and stockholders’ equity (deficit)	$14,563,233	$22,101,956

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.
Consolidated Statements of Operations and Comprehensive Loss

	Years Ended March 31,
	2023	2022

Sales	$77,044	$503,906
Cost of sales	(75,328)	(344,300)
Cost of sales-inventory write down	(1,478,108)	—
Gross profit (loss)	(1,476,392)	159,606

Operating expenses:
Research and development	1,538,615	1,556,988
General and administrative	5,600,188	6,173,049
Impairment of intangible assets	980,039	—
Total operating expenses	8,118,842	7,730,037

Loss from operations	(9,595,234)	(7,570,431)

Interest expense	(6,412,501)	(6,666,630)
Change in fair value of warrant liability	1,864,000
Loss before income tax benefit	(14,143,735)	(14,237,061)

Provision for income tax benefit	—	350,256
Net loss	(14,143,735)	(13,886,805)

Other comprehensive income:
Foreign currency translation adjustment	(836,946)	(257,885)
Comprehensive loss	$(14,980,681)	$(14,144,690)

Net loss per share, basic and diluted	$(0.57)	$(0.59)
Weighted average number of shares outstanding	24,878,196	23,383,758

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2021	22,941,157	$22,941	$32,044,335	$(23,844,671)	$135,567	$8,358,172
Issuance of common shares, net of costs of $50,765	772,524	773	3,067,254	—	—	3,068,027
Exercise of warrants	366,892	367	2,963,291	—	—	2,963,658
Restricted shares issued as stock-based compensation	22,293	22	87,366	—	—	87,388
Options issued to directors	—	—	133,529	—	—	133,529
Foreign currency translation adjustment	—	—	—	—	(257,885)	(257,885)
Net loss	—	—	—	(13,886,805)	—	(13,886,805)
Balance at March 31, 2022	24,102,866	24,103	38,295,775	(37,731,476)	(122,318)	466,084
Issuance of common shares, net of costs	4,796,536	4,796	7,651,602	—	—	7,656,398
Fair value of warrant liability recognized in connection with issuance of common shares	—	—	(4,956,000)	—	—	(4,956,000)
Foreign currency translation adjustment	—				(836,946)	(836,946)
Net loss	—			(14,143,735)		(14,143,735)
Balance at March 31, 2023	28,899,402	$28,899	$40,991,377	$(51,875,211)	$(959,263)	$(11,814,198)

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(14,143,735)	$(13,886,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	444,177	229,810
Accretion of debt discount	1,871,593	6,666,630
Monitoring fee interest expense added to notes payable	2,240,339	—
Fees for note amendments expense added to note payable	2,304,539	—
Inventory write-down	1,478,108	—
Impairment of intangible assets	980,039	—
Change in fair value of foreign exchange contract derivative liability	291,534	440,196
Change in fair value of warrant liability	(1,864,000)	—
Stock-based compensation	—	220,917
Changes in operating assets and liabilities:
Inventory	(1,745,189)	(637,149)
Prepaid expenses and VAT receivable	(17,415)	519,346
Deposit on foreign exchange contract	(909,666)	—
Accounts payable	190,331	(117,384)
Accrued expenses and other liabilities	(427,748)	310,490
Receivable/payable to related parties	1,022,077	(250,092)
Deferred revenue	(166,765)	—
Net cash used in operating activities	(8,451,781)	(6,504,041)

Cash Flows from Investing Activities:
Purchase of property and equipment	(376,170)	(481,718)
Capitalized patent costs	(135,168)	(83,691)
Capitalized software development costs	(27,879)	(391,073)
Net cash used in investing activities	(539,217)	(956,482)

Cash Flows from Financing Activities:
Proceeds from issuance of common shares	8,394,056	3,118,792
Costs incurred in relation to equity financing	(737,658)	(50,765)
Proceeds from warrant exercise	—	2,963,658
Proceeds from issuance of long term debt, net of discount	4,700,000	—
Repayments of notes payable	(10,274,281)	(12,400,000)
Net cash (used in) provided by financing activities	2,082,117	(6,368,315)

Net decrease in cash	(6,908,881)	(13,828,838)
Effect of exchange rate changes on cash	(735,217)	(287,300)
Cash at beginning of year	17,749,233	31,865,371
Cash at end of year	$10,105,135	$17,749,233
Supplemental cash flow information:
Interest paid	—	—
Taxes paid	—	—
Supplemental disclosure of non-cash financing activities:
Fair value of warrant liability recognized in connection with issuance of common shares	$4,956,000	$—
Monitoring fees added to notes payable	$2,240,339	$2,764,775

See notes to consolidated financial statements.

NEMAURA MEDICAL INC.
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2023 and 2022

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

The Company was incorporated in 2013 and has reported recurring losses from operations to date. These operations have resulted in the successful completion of clinical programs to support a CE mark (European Union approval of the product) approval, as well as a De Novo 510(k) medical device application to the U.S. Food and Drug Administration (“FDA”) submission. The Company expects to continue to incur losses from operations until revenues are generated through licensing fees or product sales. However, given the completion of the requisite clinical programs, these losses are expected to decrease over time. Management has entered into licensing, supply, or collaboration agreements with unrelated third parties relating to the United Kingdom (“UK”), Europe, Qatar, and all countries in the Gulf Cooperation Council.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the year ended March 31, 2023, the Company recorded a net loss of $14,143,735 and used cash in operations of $8,451,781. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In evaluating the going concern position of the company, management has considered potential funding providers and believes that financing to fund future operations could be provided by equity and/or debt financing. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
F-9

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries, DDL, TCL, and DDHL. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and all intercompany balances and transactions have been eliminated in consolidation.

The functional currency for the majority of the Company’s operations is the Great Britain Pound Sterling (“GBP”), and the reporting currency is the U.S. Dollar (“$”, “USD”).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates include the assumptions used in the accrual for potential liabilities, the net realizable value of inventory, the valuation of debt and equity instruments, the fair value of derivative liabilities, valuation of stock options issued for services, and deferred tax valuation allowances. Actual results may differ from those estimates.

Revenue recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

Cash and cash equivalents

Cash and cash equivalents consists primarily of cash deposits maintained in the UK.

We maintain cash balances in U.S. Dollar (“USD”), Great Britain Pound Sterling (“GBP”), and the Euro. The following table, reported in USD, disaggregates our cash balances by currency denomination:

	March 31, 2023	March 31, 2022
Cash denominated in:
USD	$5,606,972	$14,769,720
GBP	4,446,720	2,911,117
Euro	51,443	68,396
Total	$10,105,135	$17,749,233

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company records adjustments to its inventory based on an estimated forecast of the inventory demand, taking into consideration, among others, inventory turnover, inventory quantities on hand, unfilled customer order quantities, and forecasted demand. If the estimated net realizable value is determined to be less than the recorded cost of the inventory, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up.

Property and equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally four to five years. Depreciation is charged to operating expenses.

Intangible assets

Intangible assets consist of licenses and patents associated primarily with the sugarBEAT® device and are amortized on a straight-line basis, generally over the shorter of their estimated useful lives or legal lives. Costs capitalized relate to invoices received from third parties and not any internal costs. The Company evaluates its intangible assets (all have finite lives) and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable, or at least annually. Recoverability of finite life intangibles and other long-lived assets is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by that asset group. The Company groups assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. The amount of impairment to be recognized for finite life intangibles and other long-lived assets is calculated as the difference between the carrying value and the fair value of the asset group, generally measured by discounting estimated future cash flows.

Software development costs

The Company capitalizes costs incurred to implement software for its internal use, including hosted applications costs to support the Company’s planned services. During the year ended March 31, 2023, the Company determined that software development costs were impaired and recorded an impairment of $655,641.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits as part of income tax expense in the consolidated statements of comprehensive loss. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense related to unrecognized tax benefits recognized for the years ended March 31, 2023 and 2022.

Earnings (loss) per share

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options and warrants are anti-dilutive for the years ended March 31, 2023 and 2022, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of March 31, 2023 and 2022:

	March 31,
	2023	2022

Warrants	6,369,304	1,573,098
Stock options	40,000	40,000

	6,409,304	1,613,098

Foreign currency translation

The functional currency of the Company is the GBP, while the reporting currency is the USD. Assets and liabilities are translated into USD using the exchange rate on the balance sheet date, and the amounts of revenue and expense are translated at the average exchange rate prevailing during the period. Stockholders' equity is translated at historical exchange rates. The gains and losses resulting from translation of financial statement amounts into USD are recorded as a separate component of accumulated other comprehensive loss within stockholders’ deficit.

We used the exchange rates in the following table to translate amounts denominated in non-USD currencies as of and for the periods noted:

	As of March 31,
	2023	2022
Exchange rates at March 31:
GBP:USD	1.236	1.316
EURO:USD	1.138	1.184

	For the Years Ended March 31,
	2023	2022
Average exchange rate during the year ended March 31:
GBP:USD	1.215	1.342

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, "Derivatives and Hedging" (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company’s use of derivative financial instruments is generally limited to managing foreign exchange rate risks. In addition, warrants issued by the Company that do not meet the criteria for equity treatment are recorded as liabilities. We do not use financial instruments or derivatives for any trading purposes.

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

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of March 31, 2023 and 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Foreign exchange contract derivative liability	$—	$731,730	$—	$731,730
Warrant derivative liability	—	—	3,092,000	3,092,000
Total liabilities	$—	$731,730	$3,092,000	$3,823,730

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Foreign exchange contract derivative liability	$—	$440,196	$—	$440,196
Total liabilities	$—	$440,196	$—	$440,196

As of March 31, 2022, there was no warrant derivative liability. The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the year ended March 31, 2023 as follows:

March 31, 2023
Warrant liability
Balance as of beginning of period – March 31, 2022	$—
Fair value of warrant liability recognized upon issuance of warrants in January 2023	4,956,000
Change in fair value of warrant derivative liability	(1,864,000)
Balance as of end of period – March 31, 2023	$3,092,000

The Company believes the carrying amount of its financial instruments (consisting of cash, accounts receivable, and accounts payable and accrued liabilities) approximates fair value due to the short-term nature of such instruments.

Retirement benefit plan

The Company operates a retirement plan which covers most of our regular employees in the UK and allows them to make contributions. The Company also provides a matching contribution on a portion of the employee contributions. Total expenses incurred under this plan for the fiscal years ended March 31, 2023 and 2022, were $37,645 and $24,300, respectively.

Stock-based compensation

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options is estimated using the Black-Scholes Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes Option Pricing model could materially affect compensation expense recorded in future periods.

Direct costs incurred for equity offerings

The Company includes all direct costs incurred in connection with successful equity offerings as a component of additional paid-in capital. Direct costs incurred for equity offerings that are unsuccessful are expensed.

Reclassifications

Certain prior year balances have been reclassified to conform with the current year presentation. In presenting the Company’s consolidated balance sheet at March 31, 2022, the Company presented $255,112 VAT receivable as part of prepaid expenses and other receivables of $750,167. In presenting the Company’s consolidated balance sheet at March 31, 2023, the Company has reclassified the balance of $255,112 as a separate line item VAT receivable, and the balance of $495,055 is presented as prepaid expenses in the accompanying March 31, 2022 financial statements.

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
F-14

NOTE 4 – LICENSING AGREEMENT

In March 2014, the Company entered into an Exclusive Marketing Rights Agreement with an unrelated third party that granted to the third party the exclusive right to market and promote the sugarBEAT® device and related patches under its own brand in the United Kingdom and the Republic of Ireland, the Channel Islands and the Isle of Man. Upon signing the agreement, the Company received a wholly non-refundable cash payment of GBP 1,000,000 (approximately $1.23 million and $1.32 million as of March 31, 2023 and 2022, respectively).

As the Company has continuing performance obligations under the agreement, the up-front fees received from this agreement have been deferred and will be recorded as income over the term of the commercial licensing agreement as the Company completes its performance obligations. At March 31, 2023, total deferred revenue for the licensing agreement was $1,081,676.

NOTE 5 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value and is comprised of the following:

	March 31, 2023	March 31, 2022
Raw materials	$1,586,777	$1,481,946
Finished products	168,075	5,825
Total	$1,754,852	$1,487,771

At March 31, 2023, management determined that the net realizable value of the Company’s inventory had fallen below its historical carrying cost. Accordingly, for the year ended March 31, 2023, the Company recorded a write down of inventory of $1,478,108, which is included in cost of goods sold. At March 31, 2023, the balance of inventory shown above reflects its new cost basis after the write down. For the year ended March 31, 2022, there was no write down of inventory recorded.

NOTE 6 – PROPERTY AND EQUIPMENT

As of March 31, 2023 and 2022, property and equipment is summarized as follows:

	March 31,
	2023	2022

Property and Equipment
Plant and machinery	$998,635	$727,250
Furniture and fixtures	114,863	78,867
Property and equipment gross	1,113,498	806,117
Less Accumulated Depreciation	(471,592)	(273,609)
Net Book Value	$641,906	$532,508

Depreciation expense relating to property and equipment for the years ended March 31, 2023 and 2022 was approximately $156,000 and $138,000, respectively.

NOTE 7 - INTANGIBLE ASSETS

The following table summarizes our intangible assets and capitalized software development costs at March 31, 2023:

	March 31,
	2023	2022

Patents and licenses	$1,175,580	$1,084,081
Less accumulated amortization	(467,091)	(186,927)
Less impairment	(324,397)	—
	384,092	897,154

Software development costs	655,641	583,826
Less impairment	(655,641)	—
	—	583,826
	$384,092	$1,480,980

Amortization expensed within the consolidated statements of operations and comprehensive loss relating to intangible assets for the years ended March 31, 2023 and 2022 was approximately $193,000 and $92,000, respectively. At March 31, 2023, intangible assets and capitalized software costs have been reduced for impairments of $324,397 and $655,641, respectively. At March 31, 2022, no impairments were recorded

NOTE 8 – DERIVATIVE LIABILITIES

Warrant liability

In January 2023, the Company completed an equity offering (see Note 11), which included the issuance of 4,796,206 warrants. Upon the occurrence of certain transactions (“Fundamental Transactions,” as defined), the warrants provide for a value determined using a Black Scholes model with inputs calculated as described in the warrant agreement which includes a 100% floor on the volatility input to be utilized. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	March 31, 2023	January 31, 2023 (date issued)
Warrant liability:
Stock price	$0.90	$1.33
Risk-free interest rate	3.60%	3.63%
Expected volatility	108%	109%
Expected life (in years)	5.34	5.50
Expected dividend yield	—	—
Fair value of Warrant liability	$3,092,000	$4,956,000

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was determined based on the historical volatility data of the Company, and the expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends.

Foreign exchange contract liability

The Company is exposed to the impact of foreign currency exchange fluctuations as a significant proportion of its expenses are denominated in GBP, and the Company’s cash is in USD and GBP. In February 2021, the Company entered into a forward contract to sell USD and buy GBP. The contract meets the definition of a derivative subject to the guidance of ASC 815, does not qualify for hedge accounting, and accordingly is recognized at fair value, with changes in fair value recognized in earnings.

The term of the contract is 25 months, beginning July, 2022, and ending August, 2024. The contract initially had a maximum notional amount of $6,250,000 (and a maximum leveraged amount equal to two times the notional amount, or$12,500,000). $250,000 of the contractual notional amount is settled (expires) each month through August 2024. On each monthly settlement date, if the USD/GBP spot rate is above $1.359, the Company has the right to convert $250,000 USD into GBP at a fixed rate of $1.359. If the spot rate is between $1.359 and $1.319 on the settlement date, the Company has no obligations, but can convert $250,000 USD into GBP at the spot rate. Finally, if the spot rate is below $1.319 on the settlement date, the Company is obligated to convert $500,000 USD (the settlement date leveraged amount) into GBP at the fixed rate of $1.359. Alternatively, instead of selling $500,000 USD, the Company can pay the difference in the spot rate and the $1.359 exchange rate for $500,000 USD (net settle) to the counterparty. During the year ended March 31, 2023, $4,000,000 of the leveraged amount (and $2,000,000 of the notional amount) expired.

At March 31, 2023 and 2022, the fair value of the foreign currency contract liability was valued as follows:

	March 31, 2023	March 31, 2022

Notional amount	$4,250,000	$6,250,000
Leveraged amount (used to determine fair value of contract liability at March 31, 2023 and 2022)	$8,500,000	$12,500,000
Expected remaining term (in months)	17	25

Fair Value:
Foreign currency contract liability	$731,730	$440,196

The Company’s foreign currency forward contracts are measured at fair value on a recurring basis and are classified as Level 2 fair value measurement. As of March 31, 2023, the Company has deposited $909,666 as collateral with the counterparty related to the foreign currency forward contract.

NOTE 9 – NOTES PAYABLE

	March 31,
	2023	2022

Note Purchase Agreement 1 (paid off April 2022)	$—	$270,979
Note Purchase Agreement 2	14,772,293	20,241,421
Note Purchase Agreement 3	6,024,941	—
Total notes payable	20,797,234	20,512,400
Unamortized debt discount	(767,083)	(1,323,676)
Notes payable, net of note discounts	20,030,151	19,188,724
Current portion	(16,942,500)	(19,188,724)
Non-current portion	$3,087,651	$—

NOTE PURCHASE AGREEMENT 1 (paid off April 2022)

On April 15, 2020, the Company issued a note payable (“Note Purchase Agreement 1”) to a third-party investor. The note was for $6,015,000, matured on April 15, 2022, and was secured by all the assets of the Company. The Company received cash proceeds of $4,675,000, resulting in a discount of $1,340,000 made up of an original issue discount (“OID”) of $1,000,000, commission of $325,000 that was paid from proceeds, and $15,000 to cover transaction expenses. In addition, the Company recorded a fee of 0.833% per month, which was in substance interest at an annual rate of approximately 10%, that was added to the note principal each month (as payment in kind, or “PIK” interest). The debt less discount and transaction expenses were accreted over the term of the note using the effective interest rate method. Note Purchase Agreement 1 was repaid in April 2022 and replaced by Note Purchase Agreement 3 issued in May 2022 (see below).

NOTE PURCHASE AGREEMENT 2

On February 8, 2021, the Company issued a note payable (“Note Purchase Agreement 2”, “Note 2”) to a third-party investor.  The note was for $24,015,000, originally matured on February 9, 2023, and is secured by all the assets of the Company. The Company received cash proceeds of $18,800,000, resulting in a discount of $5,215,000 made up of an original issue discount (“OID”) of $4,000,000, commission of $1,200,000 that was paid from proceeds, and $15,000 to cover transaction expenses. The Company agreed to make principal payments beginning in August 2021 of $400,000 monthly, which increased in February 2022 to $2,000,000 monthly. In addition, the Company is required to accrue a monthly PIK fee equal to 0.833% of the outstanding balance, which is in substance interest at an annual rate of approximately 10%, that is added to the note principal each month. The debt less discount and transaction expenses will be accreted over the term of the note using the effective interest rate method.

Note 2 was amended in May 2022 to reduce principal payments from $2,000,000 a month to $500,000 a month. Note 2 was amended again in October 2022 to extend the maturity from February 9, 2023 to July 1, 2024, and to increase principal payments to $1,000,000 a month beginning in March 2023. In consideration, the Company agreed to pay aggregate fees of $2,304,539 to the investor which were added to the principal balance of Note 2. The Company accounted for the amendments under the debt extinguishment model as the present value of cash flows of Note 2 under the terms of the amendments (the “new” note) was more than 10% different from the present value of the remaining cash flows under the original terms of Note 2 (the “old” note). The fair value of the new note was determined to be $17,090,513, less the carrying amount of the old note of $16,609,176, plus the fees of $2,304,539, resulted in a loss on extinguishment of $2,785,876, which is included in interest expense for the year ended March 31, 2023.

NOTE PURCHASE AGREEMENT 3

On May 20, 2022, the Company issued a note payable (“Note Purchase Agreement 3”) with a third-party investor. The note was for $6,015,000, matures on May 20, 2024, and is secured by all the assets of the Company. The Company received cash proceeds of $4,700,000, resulting in a discount of $1,315,000 made up of an original issue discount (“OID”) of $1,000,000, commission of $300,000 that was paid from proceeds, and $15,000 to cover transaction expenses. In addition, the Company is required to accrue a monthly PIK fee equal to 0.833% of the outstanding balance, which is in substance interest at an annual rate of approximately 10%, that is added to the note principal each month. The debt less discount and transaction expenses will be accreted over the term of the note using the effective interest rate method. At March 31, 2023, the remaining debt discount to be amortized was $767,083.

NOTE 10 – RELATED PARTY TRANSACTIONS

Nemaura Pharma Limited (“Pharma”), Black and White Health Care Limited (“B&W”) and NDM Technologies Limited (“NDM”) are entities controlled by the Company’s chief executive officer and majority shareholder.

Pharma has a service agreement with DDL, to undertake development, manufacture, and regulatory approvals under Pharma’s ISO13485 Accreditation. Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred.

The following is a summary of activity between the Company and Pharma, B&W and NDM for the years ended March 31, 2023 and 2022:

	March 31,
	2023	2022

Due to/(from) related parties at beginning of year	$(101,297)	$148,795
Amounts invoiced by Pharma to DDL, NM and TCL primarily relating to research and development expenses	4,767,586	3,245,985
Amounts invoiced by DDL to Pharma	—	(2,495)
Amounts repaid by DDL to Pharma	(3,773,217)	(3,492,962)
Foreign exchange differences	27,708	(620)
Due to/(from) related parties at end of year	$920,780	$(101,297)

NOTE 11 – INCOME TAXES

The Company and its subsidiaries file separate income tax returns.

United States of America

The Company is incorporated in the U.S. and is subject to a U.S. federal corporate income tax rate of 21% for the year ended March 31, 2023 and 21% for the year ended March 2022.

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

UK

DDL, TCL and DDHL are all incorporated in the UK and the applicable UK statutory income tax rate for these companies is 19%.

For the fiscal years ended March 31, 2023 and 2022 loss before income tax benefit arose in the UK and U.S. as follows:

	March 31,
	2023	2022

Loss before income taxes arising in UK	$(13,314,440)	$(11,716,916)
Loss before income taxes arising in U.S.	(829,295)	(2,520,145)
Total loss before income tax benefit	$(14,143,735)	$(14,237,061)

Reconciliation of our effective tax rate to the loss calculated at the statutory U.S. federal tax rate is as follows:

	March 31,
	2023		2022
Loss before income taxes	$(14,143,735)		$(14,237,061)
Expected tax benefit	(3,145,943)	(22%)	(2,989,783)	(21%)
Foreign tax differential	235,938	2%	234,338	2%
Enhanced research and development	(369,946)	(3%)	(463,591)	(3%)
Prior year true-up of NOL’s	(46,393)	0%	2,401,930	17%
Other	338,278	2%	74,579	1%
Change in valuation allowance	2,988,066	21%	742,527	5%
R&D credit received	—	—	350,256	2%
Actual income tax benefit	$—	—	$350,256	2%

The tax effects of the temporary differences that give rise to significant portions of deferred income tax assets are presented below:

	March 31,
	2023	2022

Net operating tax loss carried forward	$9,259,000	$6,671,000
Research and development enhancement	361,000	335,000
Other items	38,000	(335,000)
Valuation allowance	(9,658,000)	(6,671,000)
Net deferred tax assets	$—	$—

In the fiscal year ended March 31, 2023, the Company received no reimbursement from HMRC (Her Majesty’s Revenue and Customs) in tax credits relating to research and development expenses incurred during the fiscal year ended March 31, 2022. In the fiscal year ended March 31, 2022, the Company received $350,256 from HMRC in tax credits relating to the reimbursement of research and development expenses incurred during the fiscal year ended March 31, 2021.

For each of the fiscal years ended March 31, 2023 and 2022, the Company did not have unrecognized tax benefits, and therefore no interest or penalties related to unrecognized tax benefits were accrued. Management does not expect that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company mainly files income tax returns in the U.S. and the UK. The Company is subject to U.S. federal income tax examination by tax authorities for tax years beginning in 2019.  The UK tax returns for the Company’s UK subsidiaries are open to examination by the UK tax authorities for the tax years beginning April 1, 2018.

As of March 31, 2023, the Company has net operating losses (“NOLs”) of approximately $11,300,000 in the U.S. and $36,230,000 in the UK. NOLs may be carried forward indefinitely. Additionally, the Company has a research and development enhancement deduction carry forward of approximately $1,899,000 for purposes of UK income tax filings.
F-19

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on March 24, 2022 (the “2022 Shelf Registration Statement”). The 2022 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $224.6 million, dependent upon available shares.

In January 2023, Armistice Capital LLC and Alyeska Master Fund LLC agreed to buy a total of 4,796,206 shares of common stock at $1.75 per share plus warrants to purchase 4,796,206 shares of common stock with an exercise price equal to $2.00 per share The gross proceeds totaled $8,393,361 before costs of $737,385 were deducted.

On July 23, 2021, the Company entered into an At The Market Offering Agreement (the “2021 ATM”) with H.C. Wainwright & Co., LLC pursuant to which the Company may offer and sell from time to time to, at its option, up to an aggregate of $100 million of shares (amended to $3 million as at April 1, 2022) in of its common stock.

During the year ended March 31, 2022, the Company issued and sold 397,524 shares of its common stock (including 375,000 shares to Tiger Trading Partners L.L.C., see below) at an average price of $4.07 per share under the 2021 ATM for aggregate net proceeds of $1.6 million after deducting commissions and offering expenses payable by the Company.

During the year ended March 31, 2022, the Company agreed to sell 750,000 shares to Tiger Trading Partners L.L.C. (an affiliate of Tiger Management L.L.C. (a vehicle for the family office of Julian H. Robertson) at a price of $4 per share and gross proceeds of $3 million; 375,000 of the shares were sold within the 2021 ATM facility noted above, and 375,000 of the shares were sold in a direct issuance completed on February 10, 2022.

Stock options

A summary of option activity for the years ended March 31, 2023 and 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weight Average remaining Contractual Term (years)
Balance at April 1, 2021	—	—
Granted	40,000	$3.98
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance at March 31, 2022	40,000	3.98	4.83
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance at March 31, 2023	40,000	$3.98	2.7
Vested and exercisable at March 31, 2023	40,000	$3.98	2.7

No stock options were granted during the fiscal year ended March 31, 2023.

On January 28, 2022, the Board of Directors granted its directors options to purchase 40,000 shares of common stock at an exercise price of $3.98 per share, which was the closing price of the Company’s common stock on the date of grant. The options were fully vested at grant and are exercisable for a period of five years from the date of grant. The fair value of the stock options was determined to be $133,529 using a Black-Scholes Option Pricing Model with the following assumptions:

Stock Price	$3.98
Exercise Price	$3.98
Term	5 years
Volatility	122.52%
Expected dividend yield (%)	—
Discount Rate (Bond Equivalent Yield)	2.28%

Stock Warrants

A summary of warrant activity for the years ended March 31, 2023 and 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weight Average remaining Contractual Term (years)
Balance at April 1, 2021	1,939,990	$6.30	4.62
Granted	—		—
Exercised	(366,892)	8.08	4.08
Forfeited	—		—
Expired	—		—
Balance at March 31, 2022	1,573,098	6.64	4.07
Granted	4,796,206	2.00	5.00
Exercised	—		—
Forfeited	—		—
Expired	—	5.00	—
Balance at March 31, 2023	6,369,304	$2.7	4.87
Vested and exercisable at March 31, 2023	6,369,304	$2.7	4.87

NOTE 13 – CONTINGENCIES

COVID-19

The global outbreak of the novel coronavirus (COVID-19) has led to severe disruptions in general economic activities worldwide, as businesses and governments have taken broad actions to mitigate this public health crisis. In light of the uncertain and continually evolving situation relating to the spread of COVID-19, this pandemic could pose a risk to the Company. The extent to which the coronavirus may impact the Company’s business operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The Company intends to continue to monitor the global outbreak of COVID-19 and are working with our employees, suppliers and other stakeholders to mitigate the risks posed by its spread. COVID-19 is not expected to have any long-term detrimental effect on the Company’s success. Whilst restrictions associated with COVID-19 have largely been removed in our operational locations, we will continue to assess the situation, including abiding by any government-imposed restrictions, as and where relevant.

Inflation

Macroeconomic factors such as inflation, rising interest rates, governmental responses there to and possible recession caused thereby also add significant uncertainty to our operations and possible effects to the amount and type of financing available to the Company in the future.

NOTE 14 – SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date of filing of these consolidated financial statements with the SEC, and determined there were no material subsequent events which affected, or could affect, the amounts or disclosures in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2022. As previously disclosed, there were no disagreements or any reportable events to disclose.

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

The Company’s Chief Executive Officer / Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023 our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer / Chief Financial Officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this evaluation, our Chief Executive Officer / Chief Financial Officer concluded that our internal controls over financial reporting were not effective as of March 31, 2023. Management has identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2023:

Subsequent to filing our Form 10-Q for the second quarter ended September 30, 2022 and as a result of additional analysis performed in preparation for the Form 10-Q for the third quarter ended December 31, 2022 audit, management became aware that the Company did not maintain effective controls over the preparation and review of (i) accounting for the foreign currency balance for a mark-to-market contract; and (ii) accounting for certain debt issuance costs in the computation of the effective interest rate for a loan note, mainly due to the lack of adequate technical expertise, and the subsequent impact on the quarterly periods ended June 30, 2022, and September 30, 2022. This resulted in an error in our interim consolidated quarterly financial statements as originally reported in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022, which in turn required a restatement of our interim consolidated financial data for those periods. Management determined that this control deficiency constituted a material weakness in internal control over financial reporting as of June 30, 2022, and September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation of Material Weaknesses

Subsequent to September 30, 2022, the Company adopted additional internal controls wherein if the accounting for (i) the foreign currency balance for a mark-to-market contract; and (ii) for certain debt issuance costs in the computation of the effective interest rate for a loan note, or any other complex transaction is contemplated, an accounting consultant will be engaged as to the financial statement impact that any such transaction may have, prior to consummation of the transaction.

ITEM 9B. OTHER INFORMATION.

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons are our executive officers and directors, and hold the positions set forth opposite their respective names as of the date hereof.

Name	Age	Position	Date of Appointment
Dewan Fazlul Hoque Chowdhury	50	Chief Executive Officer, President and Director	December 24, 2013
Arash Ghadar	46	Chief Operating Officer	January 5, 2022
Bashir Timol	47	Director, Chief Business Officer	December 24, 2013 April 9, 2018
Thomas Moore	59	Independent Director	August 3, 2017
Dr. Salim Natha	56	Independent Director	July 26, 2017
Timothy Johnson	39	Independent Director	July 17, 2017

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

Board Leadership Structure and Role in Risk Oversight

Dr. Chowdhury holds the positions of chief financial officer, chief executive officer, and chairman of the board of the Company. Mr. Justin Mclarney held the position of chief financial officer from September 2020 until July 2022. The board believes that Dr. Chowdhury’s services as chief financial officer, chief executive officer and chairman of the board is in the best interest of the Company and its shareholders. The process is ongoing in recruiting for the position of chief financial officer. Dr. Chowdhury possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

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

ITEM 11. EXECUTIVE COMPENSATION.

2023 Summary Compensation Table

This table provides disclosure, for fiscal years 2023 and 2022, of the compensation paid to our named executive officers.

Named Executive Officer and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards		All Other Compensation		Total
		$		$	$	$		$		$
Dr. D.F.H. Chowdhury,	2023	98,913		—	—	—		239,665	(4)	337,577
Chief Executive Officer and President	2022	109,416		—	—	26,706	(1)	3,849		139,971
Justin McLarney	2023	28,245		—	—			50,728		78,973
Chief Financial Officer (2)	2022	256,444	(3)	—	—	—		2,498		258,942

(1)	On January 28, 2022, in compensation for Dr. Chowdhury’s service as a director, the Company’s Board of Directors granted to Dr. Chowdhury an option to purchase 8,000 shares of common stock at an exercise price of $3.98 per share, the closing price of the Company’s common stock on the date of grant. The option was fully vested at grant and is exercisable for a period of five years from the date of grant. The fair value attributed to the options has been calculated using a Black-Scholes Option Pricing Model.
(2)	Mr. Mclarney left his position as Chief Financial Officer of the Company in July 2022. Thereafter, Dr. Chowdhury acted as Interim Chief Financial Officer.
(3)	Of this amount, $169,055 was paid in cash, and $87,389 was paid in stock. At Mr. Mclarney’s election, a portion of his base salary was paid in stock. Accordingly, on January 31, 2022, Mr. Mclarney received 22,293 shares at the market price of $3.92.
(4)	In April 2022 the remuneration Committee agreed to change the remuneration for Dr. Chowdhury, which had not changed since 2013. It was determined that his remuneration should be $400,000 per annum plus a discretionary bonus (performance requirements to be determined at a later date). The Board approved this in July 2022. This also includes payments into the pension scheme.

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

Mr. J. McLarney

We entered into an employment agreement with our Chief Financial Officer, Mr. Justin Mclarney on September 15, 2020. Mr Mclarney’s contract is for an unspecified period. He may leave the Company with notice, or the Company may terminate his contract with notice. Termination may be with or without cause. Mr Mclarney receives an annual base salary of £90,000 pounds sterling (approximately $123,000). Our contractual arrangements with Mr Mclarney allow for stock options, and equity or cash incentives to be provided upon certain conditions having been met. Employment was terminated by mutual consent in July 2022.

Outstanding Equity Awards for fiscal year ended March 31, 2023.

The table below sets forth the outstanding option awards for the named executive officers, as of March 31, 2023; there were no new outstanding stock awards as of this date:

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. D.F.H. Chowdhury	8,000	—	3.98	January 28, 2027

Potential payments upon termination or change-in-control.

None.

Director Compensation

Each of our independent directors received annual fees of £5,000 pounds sterling (approximately $6,182) for the year ended March 31, 2023, for their service on our board of directors and committees.

Name	Fees Earned or Paid in Cash ($)
Timothy Johnson	6,182
Dr. Salim Natha	6,182
Thomas Moore	6,182

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage (1)
Dr. D.F.H. Chowdhury	8,761,700 (2)	30.3%
Bashir Timol	2,798,310 (3)	9.7%
Timothy Johnson	8,000 (4)	*
Dr. Salim Natha	408,640 (2)	1.4%
Thomas Moore	8,000 (4)	*
All Executive Officers and Directors as a Group (6 persons)	12,025,693 (5)	41.5%
Holders of 5% or more of our common stock
Ismail, Sufyan (6)	2,134,295	7.4%

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

Total costs charged to us by Pharma and NDM were $4,767,586 for the year ended March 31, 2023.

The following is a summary of activity between the Company and Pharma and NDM for the years ended March 31, 2023 and 2022.

	March 31,
	2023	2022
	($)	($)
Liability due to related parties at beginning of year	(101,297)	148,795
Amounts invoiced by Pharma to DDL, NM and TCL	4,767,586	3,245,985
Amounts invoiced by DDL to Pharma	(3,245)	(2,495)
Amounts paid by DDL to Pharma	(3,773,217)	(3,492,962)
Foreign exchange differences	30,953	(620)
(Receivable) / Liability due (from) / to related parties at end of year	920,780	(101,297)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed in the fiscal years ended March 31, 2023 and 2022 by Mayer Hoffman McCann P.C. and Weinberg & Company P.A.

	2023	2022
	($)	($)
Audit Fees	217,000	87,500
Audit Related Fees	40,000	80,000
Tax Fees	—	10,000
Other Fees	31,000	10,000
Totals	288,000	187,500

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

Other fees represent charges made for the provision of a comfort letter..

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation December 24, 2013 (Incorporated by reference from the registrant’s registration statement on Form S-1 (File No. 333-194857))
3.1(a)	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed June 12, 2018)
3.2	Certificate of Designation for Series A Convertible Preferred Stock (Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on June 12, 2018 )
3.3	Bylaws (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
3.4	Amended and Restated Company By-laws (Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed June 12, 2018)
4.1	Form of Subscription Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
4.2	Common Stock Purchase Warrant by and between Nemaura Medical Inc. and Dr. Dallas John Burston, dated November 26, 2015 (Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2015)
4.3	Description of Registrant’s Securities (Incorporated by reference from the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed June 29, 2021)
10.1†	Employment Agreement dated November 1, 2013, between the Company and Dewan F.H. Chowdhury (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
10.2	Exclusive Rights License Agreement between Dallas Burston Pharma (DBP) Jersey Limited and Dermal Diagnostics Limited, dated March 31, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1/A (File No. 333-194857), filed July 11, 2014)
10.3	Assignment Agreement between NDM Technologies Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed July 30, 2014)
10.4	Assignment Agreement between Nemaura Pharma Limited and Dermal Diagnostics Limited, dated May 8, 2014 (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed July 30, 2014)
10.5+	License, Supply and Distribution Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 2, 2015)
10.6	Form of Common Stock Exchange Agreement (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 7, 2017)
10.7+	Joint Collaboration Agreement, between Dallas Burston Ethitronix (Europe) Limited and Nemaura Medical Inc., dated May 21, 2018 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 25, 2018)
10.8†	Employment Agreement dated September 15, 2020 between Dermal Diagnostics Limited and Justin Mclarney (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 21, 2020).
10.9	Healthimation License Agreement dated as of September 16, 2020 by and between Healthimation, LLC and the registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).
10.10	Amendment, dated as of October 23, 2020, to Healthimation License Agreement by and between Healthimation, LLC and the registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 2, 2020).
10.11	Note Purchase Agreement between the Registrant and Uptown Capital, LLC dated February 8, 2021 (Please note that portions of this exhibit have been omitted) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).
10.12	Secured Promissory Note of the Registrant issued to Uptown Capital, LLC dated February 8, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).
10.13	Security Agreement between the Registrant and Uptown Capital, LLC dated February 8, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 11, 2021).
10.14	License, Supply and Distribution Agreement, entered into on September 24, 2021 and dated as of September 17, 2021, by and between Nemaura Medical Inc. and MySugarWatch Duopack Limited (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 31, 2021).
10.15†	Statement of Main Terms of Employment dated January 5, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 10, 2022).
14.1	Code of Ethics adopted by the Board of Directors (incorporated by reference from the Registrant’s Registration Statement on Form S-1 (File No. 333-194857), filed March 28, 2014)
21.1*	Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
23.2*	Consent of Weinberg & Company, P.A.
31.1*	Rule 13a-14(a)/15d-14(a) – Certification of Principal Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished herewith.

+Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

† Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on July 13, 2023, by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

/s/ Dr. D.F.H. Chowdhury

Dr. D.F.H. Chowdhury

President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. D.F.H. Chowdhury	President, Chief Executive Officer and Director	July 13, 2023
Dr. D.F.H.Chowdhury	(Principal Executive Officer)

/s/ Bashir Timol	Director	July 13, 2023
Bashir Timol

/s/ Timothy Johnson	Director	July 13, 2023
Timothy Johnson

/s/ Salim Natha	Director	July 13, 2023
Salim Natha

/s/ Thomas Moore	Director	July 13, 2023
Thomas Moore

