Form 10-K/A
period 2023-03-31
Nemaura Medical Inc.
filed 2023-07-17
CIK 1602078

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

Documents Incorporated by Reference:

None

Explanatory Note

The purpose of this Amendment No. 1 to Nemaura Medical Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission on July 13, 2023 (the “Form 10-K”) is to correct a topographical error in Exhibit 23.1.

No other changes have been made to the Original 10-K. This Amendment does not reflect subsequent events occurring after the filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K. This Amendment should be read in conjunction with the Original 10-K.

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

