Form 10-Q
period 2023-06-30
Nemaura Medical Inc.
filed 2023-08-14
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of August 14, 2023 was 28,899,402.

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

2

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	June 30, (Unaudited)	March 31,
	2023	2023

ASSETS
Current assets:
Cash	$4,009,691	$10,105,135
Inventory	2,351,286	1,754,852
Prepaid expenses and other receivables	467,016	357,934
VAT Receivable	254,106	409,648
Deposit on foreign exchange contract	390,713	909,666
Total current assets	7,472,812	13,537,235

Property and equipment, net of accumulated depreciation	629,007	641,906
Intangible assets, net of accumulated amortization	348,214	384,092
Total assets	$8,450,033	$14,563,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$256,950	$326,641
Other liabilities and accrued expenses	253,246	130,678
Notes payable, current portion	16,967,686	16,942,500
Payable to related parties	337,735	920,780
Deferred revenue, current portion	127,140	123,640
Foreign exchange contract derivative liability	507,648	731,730
Warrant liability	3,204,000	3,092,000

Total current liabilities	21,654,405	22,267,969

Notes payable, non-current portion	119,477	3,087,651
Deferred revenue, non-current portion	1,053,915	1,021,811
Total liabilities	22,827,797	26,377,431

Commitments and contingencies	-	-

Stockholders’ deficit:

Common stock, $0.001 par value, 42,000,000 shares authorized and 28,899,402 shares issued and outstanding at June 30, 2023 and March 31, 2023	28,899	28,899
Additional paid-in capital	40,991,377	40,991,377
Accumulated deficit	(54,478,365)	(51,875,211)
Accumulated other comprehensive loss	(919,675)	(959,263)
Total stockholders’ deficit	(14,377,764)	(11,814,198)
Total liabilities and stockholders’ deficit	$8,450,033	$14,563,233

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
	2023	2022

Sales	$—	$—
Cost of Sales	—	—
Gross Profit	—	—

Operating expenses:
Research and development	549,757	330,055
General and administrative	1,508,467	1,267,251
Total operating expenses	2,058,224	1,597,306

Loss from operations	(1,834,142)	(2,436,890)

Other income (expense)
Interest expense	(657,012)	(1,452,020)
Change in fair value of warrant liability	(112,000)	—
Change in fair value of foreign exchange contract derivative liability	224,082	(839,584)
Net loss	(2,603,154)	(3,888,910)

Other comprehensive loss:
Foreign currency translation adjustment	39,588	(444,937)
Comprehensive loss	$(2,563,566)	$(4,333,847)

Net loss per share, basic and diluted	$(0.09)	$(0.16)
Weighted average number of shares outstanding, basic and diluted	28,899,402	24,102,866

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Three Months Ended June 30, 2023 and 2022 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit)
Balance at March 31, 2023	28,899,402	$28,899	$40,991,377	$(51,875,211)	$(959,263)	$(11,814,198)

Foreign currency translation adjustment	—	—	—	—	39,588	39,588
Net loss	—	—	—	(2,603,154)	—	(2,603,154)
Balance at June 30, 2023	28,899,402	$28,899	$40,991,377	$(54,478,365)	$(919,675)	$(14,377,764)

Balance at March 31, 2022	24,102,866	$24,103	$38,295,775	$(37,731,476)	$(122,318)	$466,084

Foreign currency translation adjustment	—	—	—	—	(444,937)	(444,937)
Net loss	—	—	—	(3,888,910)	—	(3,888,910)
Balance at June 30, 2022	24,102,866	$24,103	$38,295,775	$(41,620,386)	$(567,255)	$(3,867,763)

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(2,603,154)	$(3,888,910)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,085	98,792
Amortization of debt discount	164,375	—
Addition of PIK monitoring fee to note payable	492,637	—
Accretion of debt discount	—	1,452,020
Change in fair value of foreign exchange contract derivative liability.	(224,082)	839,584
Change in fair value of warrant liability	112,000	—

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	565,413	(355,329)
Inventory	(596,434)	(137,386)
Accounts payable	(69,691)	(43,609)
Receivable/payable to related parties	(583,045)	(116,214)
Accrued expense and other liabilities	122,569	(120,812)
Deferred revenue	—	(112,279)
Net cash used in operating activities	(2,521,327)	(2,384,143)

Cash Flows From Investing Activities:
Capitalized patent costs	—	(192,114)
Capitalized software development costs	—	—
Purchase of property and equipment	(29,206)	(25,598)
Net cash used in investing activities	(29,206)	(217,712)

Cash Flows From Financing Activities:
Proceeds from issuance of note payable	—	4,700,000
Principal payments on notes payable	(3,600,000)	(4,774,282)
Net cash used in financing activities	(3,600,000)	(74,282)

Net decrease in cash	(6,150,533)	(2,676,137)
Effect of exchange rate changes on cash	55,089	(321,263)
Cash at beginning of period	10,105,135	17,749,233
Cash at end of period	$4,009,691	$14,751,833

See notes to the unaudited condensed consolidated financial statements.

 NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2023 and 2022
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended June 30, 2023, the Company recorded a net loss of $2,603,154 and used cash in operations of $2,521,327. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm in its report on the Company’s March 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In evaluating the going concern position of the company, management has considered potential funding providers and believes that financing to fund future operations could be provided by equity and/or debt financing. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. Subsequent to June 30, 2023, on August 10, 2023, the Company agreed to issue a note payable for $7,810,000 and net proceeds of $6,500,000 (see Note 5).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results for the three-months ended June 30, 2023 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, as filed with the SEC.

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

Cash and cash equivalents

Cash and cash equivalents consists primarily of cash deposits maintained in the United Kingdom (“UK”). We maintain cash balances in U.S. Dollar (“USD”), Great Britain Pound Sterling (“GBP”), and the Euro. The following table, reported in USD, disaggregates our cash balances by currency denomination:

	June 30, 2023	March 31, 2023
Cash denominated in:
USD	$588,886	$5,606,972
GBP	3,353,373	4,446,720
Euro	67,432	51,443
Total	$4,009,691	$10,105,135

Inventory

As of June 30, 2023 and March 31, 2023, inventory consisted of the following:

	June 30, 2023 (unaudited)	March 31, 2023

Raw materials	$2,200,933	$1,586,777
Finished goods	150,353	168,075
Total Inventories	$2,351,286	$1,754,852

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. For the three-months ended June 30, 2023 and 2022, there were no write-downs of inventory.

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

Loss per share

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

Since the effects of outstanding options and warrants are anti-dilutive for the three months ended June 30, 2023 and the year ended March 31, 2023, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of June 30, 2023 and June 30, 2022:

	June 30,	June 30,
	2023	2022

Warrants	6,369,304	1,135,753
Stock options	40,000	40,000
	6,409,304	1,175,753

Stock-Based Compensation

The Company periodically issues share-based awards to employees and non-employees and consultants for services rendered. Stock options vest and expire according to terms established at the issuance date of each grant. Stock grants are measured at the grant date fair value. Stock-based compensation cost is measured at fair value on the grant date and is generally recognized as a charge to operations ratably over the requisite service, or vesting, period.

The Company values its equity awards using the Black-Scholes option-pricing model, and accounts for forfeitures when they occur. Use of the Black-Scholes option pricing model requires the input of subjective assumptions, including expected volatility, expected term, and a risk-free interest rate. The expected volatility is based on the historical volatility of the Company’s common stock, calculated utilizing a look-back period approximately equal to the contractual life of the stock option being granted. The expected life of the stock option is calculated as the mid-point between the vesting period and the contractual term (the “simplified method”). The risk-free interest rate is estimated using comparable published federal funds rates.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required. Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The three levels of the fair value hierarchy are as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 - Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3 - Valuations based on inputs that are unobservable, supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Foreign exchange contract derivative liability are valued using Level 2 fair values while the warrant liability are valued using Level 3 fair values.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities at fair value as of June 30, 2023 and March 31, 2023:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Foreign exchange contract derivative liability	$—	$507,648	$—	$507,648
Warrant derivative liability	—	—	3,204,000	3,204,000
Total liabilities	$—	$507,648	$3,204,000	$3,711,648

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Foreign exchange contract derivative liability	$—	$731,730	$—	$731,730
Warrant derivative liability	—	—	3,092,000	3,092,000
Total liabilities	$—	$731,730	$3,092,000	$3,823,730

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the three months ended June 30, 2023:

Warrant derivative liability
Balance as of beginning of period – March 31, 2023	$3,092,000
Change in fair value of warrant derivative liability	$112,000
Balance as of end of period – June 30, 2023	$3,204,000

As of June 30, 2023 and March 31, 2023, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings (see Note 3).

The Company believes the carrying amounts of certain financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to the short-term nature of such instruments and are excluded from the fair value tables above.

Reclassification

In presenting the Company’s condensed consolidated statement of operations for the three months ended June 30, 2022, the Company presented $839,584 change in fair value of foreign exchange derivative liability as part of General and administrative expense. In presenting the Company’s condensed consolidated statement of operations for the three months ended June 30, 2023, the Company has reclassified the $839,584 to Other income (expense) in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2022. The reclassification had no effect on the previously reported amounts for net loss, cash flows, or net loss per share for the three months ended June 30, 2022, or financial position as of June 30, 2022.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

DDL has a service agreement with Nemaura Pharma Limited (“Pharma”), an entity controlled by the Company’s President and Chief Executive officer, to provide development, manufacture, and regulatory approval process under Pharma’s ISO13485 accreditation. Pharma invoices DDL for these services on a cost-plus basis.

The table below provides a summary of activity between the Company and Pharma for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023 (unaudited)	Three Months Ended June 30, 2022 (unaudited)
Due to (from) related parties at beginning of period	$920,780	$(101,297)
Amounts invoiced by Pharma to DDL, NM and TCL, primarily relating to research and development expenses	1,514,497	949,713
Amounts paid by DDL to Pharma	(2,079,039)	(1,074,796)
Foreign exchange differences	(18,503)	8,870
Due to (from) related parties at end of period	$337,735	$(217,510)

NOTE 3 – DERIVATIVE LIABILITIES

Warrant liability

In January 2023, the Company completed an equity offering, which included the issuance of 4,796,206 warrants. Upon the occurrence of certain transactions (“Fundamental Transactions,” as defined), the warrants provide for a value determined using a Black Scholes model with inputs calculated as described in the warrant agreement which includes a 100% floor on the volatility input to be utilized. The Company has determined that this provision introduces leverage to the holders of the warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares. Accordingly, pursuant to ASC 815, the Company has classified the fair value of the warrants as a liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	June 30, 2023	March 31, 2023
Warrant liability:
Stock price	$0.93	$0.90
Risk-free interest rate	4.13%	3.60%
Expected volatility	110%	108%
Expected life (in years)	5.09	5.34
Expected dividend yield	—	—
Fair value of Warrant liability	$3,204,000	$3,092,000

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

The term of the contract is 25 months, beginning July, 2022, and ending August, 2024. The contract initially had a maximum notional amount of $6,250,000 (and a maximum leveraged amount equal to two times the notional amount, or$12,500,000). $250,000 of the contractual notional amount is settled (expires) each month through August 2024. On each monthly settlement date, if the USD/GBP spot rate is above $1.359, the Company has the right to convert $250,000 USD into GBP at a fixed rate of $1.359. If the spot rate is between $1.359 and $1.319 on the settlement date, the Company has no obligations, but can convert $250,000 USD into GBP at the spot rate. Finally, if the spot rate is below $1.319 on the monthly settlement date, the Company is obligated to convert $500,000 USD (the settlement date leveraged amount) into GBP at the fixed rate of $1.359. Alternatively, instead of selling $500,000 USD, the Company can pay the difference in the spot rate and the $1.359 exchange rate for $500,000 USD (net settle) to the counterparty.

At June 30, 2023 and March 31, 2023, the fair value of the foreign currency contract liability was valued as follows:

	June 30, 2023	March 31, 2023
Notional Amount	$3,500,000	$4,250,000
Leveraged amount (used to determine fair value of contract liability)	$7,000,000	$8,500,000
Expected remaining term (in months)	14	17

Fair Value:
Foreign currency contract liability	$507,648	$731,730

The Company’s foreign currency forward contracts are measured at fair value on a recurring basis and are classified as Level 2 fair value measurement. As of June 30, 2023, and March 31, 2023, the Company has deposited $390,173 and $909,666, respectively, as collateral with the counterparty related to the foreign currency forward contract.

NOTE 4 – NOTES PAYABLE

	June 30, 2023 (unaudited)	March 31, 2023

Note Purchase Agreement 2	$12,119,477	$14,772,293
Note Purchase Agreement 3	5,570,394	6,024,941
Total notes payable	17,689,871	20,797,234
Unamortized debt discount	(602,708)	(767,083)
Notes payable, net of note discounts	17,087,163	20,030,151
Current portion	(16,967,686)	(16,942,500)
Non-current portion	$119,477	$3,087,651

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

In May 2022, Note 2 was amended to reduce principal payments from $2,000,000 a month to $500,000 a month. In October 2022 Note 2 was again amended to extend the maturity from February 9, 2023 to July 1, 2024, and to increase principal payments to $1,000,000 per month beginning in March 2023. In consideration, the Company agreed to pay aggregate fees of $2,304,539 to the investor which were added to the principal balance of Note 2.

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

March 31, 2023, the unamortized debt discount was $767,083. During the three-month period ended June 30, 2023, debt discount amortization of $164,375 was recorded. At June 30, 2023, the unamortized debt discount was $602,708.

NOTE 5 – SUBSEQUENT EVENTS

Note Purchase Agreement

In August 2023, the Company agreed to issue a secured promissory note (“Note Agreement 4”) in the original principal amount of $7,810,000, that matures in August 2025, and is secured by substantially all the assets of the Company. The note carries an original issue discount (“OID”) of $1,300,000 (16.7%). In addition, a monitoring fee equal to 0.833% of the outstanding balance, which is in substance interest at an annual rate of approximately 10%, will be automatically added to the note principal each month. Net proceeds of Note Agreement 4 will be $6,500,000, after deducting $10,000 of transaction fees.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected, or implied in the forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" below, and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the Securities and Exchange Commission, as the same may be updated from time to time, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Business Review and Outlook

It is management’s view that the Company made good progress during and after the fiscal year ended March 31, 2023, and some of the key developments are listed as follows:

1.	The Company continued to support its UK licensee with its endeavours to obtain reimbursement for the sensors in the UK.

2.	Advanced development of its BEATdiabetes offering in readiness for a commercial launch in due course.

3.	Entered into a term sheet with Eversana, an organisation with expertise in taking medicines, devices and digital healthcare products to market, with a view to entering into a future commercial agreement to support its launch of BEATdiabetes in the USA using proBEAT sensors.

4.	Continued development of its consumer metabolic health platform and potential deployment as a bolt-on service into existing metabolic and wellness programs.

5.	Supported its partner TP-MENA with the submission for registration of sugarBEAT in the Kingdom of Saudi Arabia (KSA).

6.	Received a provisional purchase order for 1.7 million sensors from its partner TPMENA in anticipation of product registration in the KSA.

Management is working towards fulfilling the remainder of the UK licensees’ initial orders and supporting MSW’s UK launch plans, and for potential supplies to fulfill the provisional purchase order for the KSA from TPMENA. The company continues to also develop capabilities to develop and service new channels of business across other geographic markets via the use of our BEAT platform. To this end the company is now actively planning product launch in other territories that accept the CE mark registration. In addition, the company is seeking to exploit its product platform in the consumer space. All of these avenues are expected to strengthen revenue generation in future periods.

In line with this view, the Company has taken the following actions during and after the fiscal year ended March 31, 2023:

•	Increased headcount of production operatives; this will be phased in line with the volume forecasts currently available, however the Company has also factored in an ability to scale further and faster should this be required.
•	Moved forward with placing phased orders for raw materials to ensure future product availability to support both our UK Licensee while also providing for capacity to flex up further as other routes to market materialize in line with management’s commercialization program.
•	Engaged with external third-party manufacturers with the ability to provide significant scale up services for product manufacture moving forward.

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

Dr. D.F.H. Chowdhury, the Company’s Chief Executive Officer, President and Chairman of the Board, and Mr. Bashir Timol, a member of the Company’s Board of Directors, are officers of Pharma. The current management at DDL, including Dr. D. F. H. Chowdhury allocate 15% - 20% of their time to oversee the current operations at Pharma and will in due course implement a new management team in Pharma, and provide ongoing support in an advisory role. Pharma is a drug delivery company, which means that its activities are entirely related to the administration of drugs to the body of a human or animal subject. DDL is a diagnostic company, which means it is entirely focused on extracting molecules from the human or animal subject and analyzing it to make a diagnosis or to monitor the level of a particular molecule such as glucose. These are two independent businesses engaged in different activities, therefore there is no conflict of interest between the two and management does not see any conflicts arising from the allocations of some of DDL management time to overseeing the operations of Pharma.

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

Results of Operations

Comparative Results for the Three Months Ended June 30, 2023 and 2022

Revenue

There was no revenue recognized in the three month period ended June 30, 2023. There was also no revenue recognised in the three months ended June 30, 2022. Revenue is recognized as goods are dispatched and invoiced to our customer. Given lead times on manufacture, no goods were dispatched during the quarter ended June 30, 2023.

Research and Development Expenses

Research and development (“R&D”) expenses were $549,012 and $330,055 for the three months ended June 30, 2023 and 2022, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device.

General and Administrative Expenses

General and administrative expenses were $1,508,467 and $1,267,251 for the three months ended June 30, 2023 and 2022, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages.

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

Other Comprehensive Loss

For the three month periods ended June 30, 2023 and 2022 other comprehensive income saw a gain of $39,589 and loss of $444,937, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

We have experienced net losses and negative cash flows from operations since our inception. We have sustained cumulative losses of $54,478,365 as of June 30, 2023. We have historically financed our operations through a combination of debt and equity funding.

As of June 30, 2023, the Company had a working capital deficiency of ($14,181,593), which included cash balances of $4,009,691 and current notes payable of $16,967,686. The Company reported a net loss for the three month periods ended June 30, 2023 and 2022 of $2,603,154 and $3,979,297, respectively.

Subsequent to June 30, 2023, on August 10, 2023, the Company agreed to issue a secured note payable for $7,810,000 and net proceeds of $6,500,000.

At June 30, 2022, the Company had net working capital deficiency of ($375,486) which included cash balances of $14,751,833 and current notes payable of $16,186,387.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the three months ended June 30, 2023, the Company recorded a net loss of $2,603,154 and used cash in operations of $2,521,327. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm in its report on the Company’s March 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the three months ended June 30, 2023 was $2,521,327, reflecting a net loss of $2,603,154, which includes accretion of debt discount expense and accrued interest totaling $657,012, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $224,082 and the depreciation and amortization charge of $98,085.

Cash was also impacted by increases in inventory of $596,434, which was directly driven as a result of commercial scale up.

Prepayments dropped by $565,413, which was a result of the amounts paid to Hamilton Court, our forward contract provider, plus by savings on other prepayments.

There was a $69,691 reduction in accounts payable during the three months ended June 30, 2023 but increases in other liabilities and accrued expenses of $122,569. The related party payable balance dropped by $583,045.

Net cash used in operating activities for the three months ended June 30, 2022 was $2,384,143, reflecting a net loss of $3,888,910, adjusted for the add back of the non-cash amortization of debt discount expense of $1,452,020, the mark-to-market charge recorded in relation to the foreign currency forward contracts of $839,584 and the depreciation and amortization charge of $98,792. Cash was also impacted by increases in inventory of $137,386, which was directly driven as a result of the commercial scale up.

Prepayments increased by $355,329, which was also a direct result of amounts paid to our USD forward contract provider partially offset by a movement on value added tax debtor of $143,000. There was also a $43,609 decrease in accounts payable during the fiscal period, with decreases seen in both other liabilities and accrued expenses of $120,812.

Net cash used in investing activities for the three months ended June 30, 2023, was $29,206, which was from the purchase of property and equipment driven by the procurement to support the transition to operational production.

Net cash used in investing activities for the three months ended June 30, 2022, was $217,712, which reflected patent filing costs of $25,598, the purchase of property and equipment of $192,114 driven by the procurement to support the transition to operational production.

Net cash used in financing activities for the three months ended June 30, 2023 was $3,600,000, for the scheduled re-payment of notes payable.

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

During the three month period ended June 30, 2023, we have made no material changes or additions with regard to such policies and estimates.

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

The Company’s Chief Executive Officer / Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023 our disclosure controls and procedures were not effective as of June 30, 2023. As of June 30, 2023, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the 2022 Form 10-K, in that the Company did not design and maintain effective controls over (i) accounting for the foreign currency balance for a mark-to-market contract; and (ii) accounting for certain debt issuance costs in the computation of the effective interest rate for a loan note mainly due to lack of adequate technical expertise. Management is developing and implementing remediation plans to address the material weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on July 13, 2023.

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

NEMAURA MEDICAL INC.

Date: August 14, 2023	By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer, Interim Chief Financial Officer, and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

