Form 10-Q
period 2023-09-30
Nemaura Medical Inc.
filed 2023-11-13
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of November 9, 2023 was 28,899,402.

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

1

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	September 30, (Unaudited)	March 31,
	2023	2023

ASSETS
Current assets:
Cash	$1,378,219	$10,105,135
Restricted Cash (Escrow)	3,000,000
Inventory	2,911,390	1,754,852
Prepaid expenses and other receivables	205,715	357,934
VAT Receivable	286,259	409,648
Deposit on foreign exchange contract	280,896	909,666
Total current assets	8,062,479	13,537,235

Property and equipment, net of accumulated depreciation	582,487	641,906
Intangible assets, net of accumulated amortization	273,673	384,092
Total assets	$8,918,639	$14,563,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$418,795	$326,641
Other liabilities and accrued expenses	193,125	130,678
Notes payable, current portion	17,551,356	16,942,500
Payable to related parties	95,794	920,780
Deferred revenue, current portion	1,129,481	123,640
Foreign exchange contract derivative liability	544,748	731,730
Warrant liability	1,495,000	3,092,000

Total current liabilities	21,428,299	22,267,969

Notes payable, non-current portion	3,360,301	3,087,651
Deferred revenue, non-current portion	—	1,021,811
Total liabilities	24,788,600	26,377,431

Commitments and contingencies	—	—

Stockholders’ deficit:

Common stock, $0.001 par value, 42,000,000 shares authorized and 28,899,402 shares issued and outstanding at September 30, 2023 and March 31, 2023	28,899	28,899
Additional paid-in capital	40,991,377	40,991,377
Accumulated deficit	(55,681,819)	(51,875,211)
Accumulated other comprehensive loss	(1,208,418)	(959,263)
Total stockholders’ deficit	(15,869,961)	(11,814,198)
Total liabilities and stockholders’ deficit	$8,918,639	$14,563,233

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 2023,
	2023	2022	2023	2022

Sales	$—	$74,027	$—	$74,027
Cost of Sales	—	(72,357)	—	(72,357)
Gross Profit	—	1,670	—	1,670

Operating expenses:
Research and development	491,803	257,061	1,041,560	587,116
General and administrative	1,558,742	1,369,155	3,067,209	2,352,415
Total operating expenses	2,050,545	1,626,216	4,108,769	2,939,531

Loss from operations	(2,050,545)	(1,624,546)	(4,108,769)	(2,937,861)

Other income (expense)
Interest expense	(824,809)	(1,617,467)	(1,481,821)	(3,069,487)
Change in fair value of warrant liability	1,709,000	—	1,597,000	—
Change in fair value of foreign exchange contract derivative liability	(37,100)	(613,687)	186,982	(1,737,262)
Net loss	(1,203,454)	(3,855,700)	(3,806,608)	(7,744,610)

Other comprehensive loss:
Foreign currency translation adjustment	(288,743)	(975,471)	(249,155)	(1,420,408)
Comprehensive loss	$(1,492,197)	$(4,831,171)	$(4,055,763)	$(9,165,018)

Net loss per share, basic and diluted	$(0.05)	$(0.16)	$(0.14)	$(0.32)
Weighted average number of shares outstanding, basic and diluted	28,899,402	24,102,866	28,899,402	24,102,866

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Three and Six Months Ended September 30, 2023 and 2022 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit)
Balance at June 30, 2023	28,899,402	$28,899	$40,991,377	$(54,478,365)	$(919,675)	$(14,377,764)

Foreign currency translation adjustment	—	—	—	—	(288,743)	(288,743)
Net loss	—	—	—	(1,203,454)	—	(1,203,454)
Balance at September 30, 2023	28,899,402	$28,899	$40,991,377	$(55,681,819)	$(1,208,418)	$(15,869,961)

Balance at March 31, 2023	28,899,402	$28,899	$40,991,377	$(51,875,211)	$(959,263)	$(11,814,198)

Foreign currency translation adjustment	—	—	—	—	(249,155)	(249,155)
Net loss	—	—	—	(3,806,608)	—	(3,806,608)
Balance at September 30, 2023	28,899,402	$28,899	$40,991,377	$(55,681,819)	$(1,208,418)	$(15,869,961)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit)
Balance at June 30, 2022	24,102,866	$24,103	$38,295,775	$(41,620,386)	$(567,255)	$(3,867,763)

Foreign currency translation adjustment	—	—	—	—	(975,471)	(957,471)
Net loss	—	—	—	(3,855,700)	—	(3,855,700)
Balance at September 30, 2022	24,102,866	$24,103	$38,295,775	$(45,476,086)	$(1,542,726)	$(8,698,934)

Balance at March 31, 2022	24,102,866	$24,103	$38,295,775	$(37,731,476)	$(122,318)	$466,084

Foreign currency translation adjustment	—	—	—	—	(1,420,408)	(1,420,408)
Net loss	—	—	—	(7,744,610)	—	(7,744,610)
Balance at September 30, 2022	24,102,866	$24,103	$38,295,775	$(45,476,086)	$(1,542,726)	$(8,698,934)

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(3,806,608)	$(7,744,610)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,258	172,680
Inventory write down	104,449	—
Amortization of debt discount	439,051	3,069,488
Addition of PIK monitoring fee to note payable	120,716	—
Change in fair value of foreign exchange contract derivative liability.	(186,982)	1,626,030
Change in fair value of warrant liability	(1,597,000)	—

Changes in operating assets and liabilities:
Prepaid expenses and other receivables, VAT receivable and deposit on foreign exchange deposit	904,379	(1,183,997)
Inventory	(1,260,987)	(422,197)
Accounts payable	92,154	164,794
Receivable/payable to related parties	(824,986)	223,678
Accrued expense and other liabilities	62,447	(160,662)
Deferred revenue	—	(294,288)
Net cash used in operating activities	(5,724,109)	(4,549,084)

Cash Flows From Investing Activities:
Capitalized patent costs	—	(144,343)
Capitalized software development costs	—	(27,879)
Purchase of property and equipment	(66,379)	(208,945)
Net cash used in investing activities	(66,379)	(381,167)

Cash Flows From Financing Activities:
Proceeds from issuance of note payable	6,500,000	4,700,000
Principal payments on notes payable	(6,178,261)	(6,274,282)
Net cash provided by (used) in financing activities	321,739	(1,574,282)

Net decrease in cash and restricted cash	(5,468,749)	(6,504,533)
Effect of exchange rate changes on cash and restricted cash	(258,167)	(1,135,050)
Cash, cash equivalent and restricted cash at beginning of period	10,105,135	17,749,233
Cash, cash equivalent and restricted cash at end of period	$4,378,219	$10,109,650

Cash paid for:
Interest	$921,000	$1,299,000

Supplemental schedule of non-cash transactions:
Debt discount recognized upon issuance of notes payable	$1,310,000	$—

See notes to the unaudited condensed consolidated financial statements.

 NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements

For the Six Months Ended September 30, 2023 and 2022
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nemaura Medical Inc. (“Nemaura” or the “Company”), through its operating subsidiaries, performs medical device research and manufacturing of a continuous glucose monitoring system (“CGM”), named sugarBEAT®. The sugarBEAT® device is a non-invasive, wireless device for use by persons with Type I and Type II diabetes and may also be used to screen pre-diabetic patients and support obesity and weight-loss programs. The sugarBEAT® device extracts analytes, such as glucose, to the surface of the skin in a non-invasive manner where it is measured using unique sensors and interpreted using a unique algorithm.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, for the six months ended September 30, 2023, the Company recorded a net loss of $3,806,608 and used cash in operations of $5,724,109. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm in its report on the Company’s March 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In evaluating the going concern position of the company, management has considered potential funding providers and believes that financing to fund future operations could be provided by equity and/or debt financing. There can be no assurance that funding would be available, or that the terms of such funding would be on favorable terms if available. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results for the three and six months ended September 30, 2023 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, as the same may be amended from time to time as filed with the SEC.

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

Deferred Revenues

In March 2014, the Company executed an Exclusive Marketing Rights agreement with Dallas Burston Pharma (“DB Pharma”)(now known as MySugarWatch Limited “MSW”), a Jersey (Channel Island) based company for the exclusive right to sell the Company’s SugarBEAT® device in the UK and Republic of Ireland, both direct to consumer and through prescriptions by general practitioners. The agreement has a term of five years and automatically renewed for another five years unless terminated by either party. As part of the agreement, the Company received a non-refundable upfront fee of £1 million ($1.6 million). Pursuant to current accounting guidelines, the Company recorded the upfront fee of £1 million as a deferred revenue (i.e. liability) and is being amortized to revenues based upon the corresponding sale of the Company’s SugarBEAT devices. As of March 31, 2023, the outstanding deferred revenues amounted to £875,000 ($1,068,000).

During the period ended September 30, 2023, there was no transaction or revenues recognized from the deferred revenues ($74,027 in September 30, 2022). As of September 30, 2023, the outstanding deferred revenues amounted to £875,000 ($1,068,000). As of September 30, 2022 the outstanding balance amounted to £966,667 ($1,080,000).

The agreement is scheduled to expire in March 2024, however, the Company expects that it will be renewed for another five years based upon the ongoing relationship with MSW.

Cash and cash equivalents

Cash and cash equivalents consists primarily of cash deposits maintained in the United Kingdom (“UK”). We maintain cash balances in U.S. Dollar (“USD”), Great Britain Pound Sterling (“GBP”), and the Euro. The following table, reported in USD, disaggregates our cash balances by currency denomination:

	September 30, 2023	March 31, 2023 (audited)
Cash denominated in:
USD	$167,701	$5,606,972
GBP	1,154,614	4,446,720
Euro	55,904	51,443
Total	1,378,219	10,105,135
Escrow Account USD (see Note 5)	3,000,000	—
Total with restricted cash	$4,378,219	$10,105,135

The escrow account was funded by the loan notes (#4, #5) raised in August 2023. Access is restricted as certain of the proceeds received are required to be used for paying down the loan notes #2 and #3.

Inventory

As of September 30, 2023 and March 31, 2023, inventory consisted of the following:

	September 30, 2023	March 31, 2023, (audited)

Raw materials	$2,745,499	$1,586,777
Finished goods	165,891	168,075
Total Inventories	$2,911,390	$1,754,852

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. For the six-months ended September 30, 2023, there were an additional general write-downs of inventory of $150,000.

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

Since the effects of outstanding options and warrants are anti-dilutive for the six months ended September 30, 2023 and 2022, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of September 30, 2023 and 2022:

	September 30,	September 30,
	2023	2022

Warrants	5,369,304	1,573,098
Stock options	40,000	40,000
	5,409,304	1,613,098

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

The Foreign exchange contract derivative liability is valued using Level 2 fair values while the warrant liability are valued using Level 3 fair values.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities at fair value as of September 30, 2023 and March 31, 2023:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Foreign exchange contract derivative liability	$—	$544,748	$—	$544,748
Warrant derivative liability	—	—	1,495,000	1,495,000
Total liabilities	$—	$544,748	$1,495,000	$2,039,748

	March 31, 2023 (audited)
	Level 1	Level 2	Level 3	Total
Assets	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities
Foreign exchange contract derivative liability	$—	$731,730	$—	$731,730
Warrant derivative liability	—	—	3,092,000	3,092,000
Total liabilities	$—	$731,730	$3,092,000	$3,823,730

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the six months ended September 30, 2023:

Warrant derivative liability
Balance as of beginning of period – March 31, 2023	$3,092,000
Change in fair value of warrant derivative liability	$(1,597,000)
Balance as of end of period – September 30, 2023	$1,495,000

As of September 30, 2023 and March 31, 2023, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings (see Note 3).

The Company believes the carrying amounts of certain financial instruments, including cash, accounts receivable, and accounts payable and accrued liabilities, approximate fair value due to the short-term nature of such instruments and are excluded from the fair value tables above.

Inflation

The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs in countries where the Company is applying to sell it’s products), and which would put additional stress on the Company’s working capital resources.

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

The table below provides a summary of activity between the Company and Pharma for the six months ended September 30, 2023 and 2022.

	Six Months Ended September 30, 2023 (unaudited)	Six Months Ended September 30, 2022 (unaudited)
Due to (from) related parties at beginning of period	$920,782	$(101,297)
Amounts invoiced by Pharma to DDL, NM and TCL, primarily relating to research and development expenses	2,907,192	1,833,706
Amounts invoiced by DDL to Pharma	—	(2,437)

Amounts paid by DDL to Pharma	(3,735,011)	(1,695,999)
Foreign exchange differences	2,834	88,408
Due to (from) related parties at end of period	$95,797	$122,381

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	September 30, 2023	March 31, 2023
Warrant liability:
Stock price	$0.32	$0.90
Risk-free interest rate	4.60%	3.60%
Expected volatility	219%	108%
Expected life (in years)	4.84	5.34
Expected dividend yield	—	—
Fair value of Warrant liability	$1,495,000	$3,092,000

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

The term of the contract is 25 months, beginning July, 2022, and ending August, 2024. The contract initially had a maximum notional amount of $6,250,000 (and a maximum leveraged amount equal to two times the notional amount, or $12,500,000). $250,000 of the contractual notional amount is settled (expires) each month through August 2024. On each monthly settlement date, if the USD/GBP spot rate is above $1.359, the Company has the right to convert $250,000 USD into GBP at a fixed rate of $1.359. If the spot rate is between $1.359 and $1.319 on the settlement date, the Company has no obligations, but can convert $250,000 USD into GBP at the spot rate. Finally, if the spot rate is below $1.319 on the monthly settlement date, the Company is obligated to convert $500,000 USD (the settlement date leveraged amount) into GBP at the fixed rate of $1.359. Alternatively, instead of selling $500,000 USD, the Company can pay the difference in the spot rate and the $1.359 exchange rate for $500,000 USD (net settle) to the counterparty.

At September 30, 2023 and March 31, 2023, the fair value of the foreign currency contract liability was valued as follows:

	September 30, 2023	March 31, 2023
Notional Amount	$2,750,000	$4,250,000
Leveraged amount (used to determine fair value of contract liability)	$5,500,000	$8,500,000
Expected remaining term (in months)	11	17

Fair Value:
Foreign currency contract liability	$544,748	$731,730

The Company’s foreign currency forward contracts are measured at fair value on a recurring basis and are classified as Level 2 fair value measurement. As of September 30, 2023, and March 31, 2023, the Company has deposited $230,111, and $909,666, respectively, as collateral with the counterparty related to the foreign currency forward contract.

NOTE 4 – NOTES PAYABLE

	September 30, 2023 (unaudited)	March 31, 2023

Note Payable Agreement 2	$10,408,213	$14,772,293
Note Payable Agreement 3	4,201,954	6,024,941
Note Payable Agreement 4	4,885,385	—
Note Payable Agreement 5	3,055,271	—
Total notes payable	22,550,823	20,797,234
Unamortized debt discount	(1,639,166)	(767,083)
Notes payable, net of note discounts	20,911,657	20,030,151
Current portion	(17,551,356)	(16,942,500)
Non-current portion	$3,360,301	$3,087,651

NOTE PAYABLE AGREEMENT 2

On February 8, 2021, the Company issued a note payable (“Note Payable Agreements 2”, “Note 2”) to a third-party investor.  The note was for $24,015,000, originally matured on February 9, 2023, and is secured by all the assets of the Company. The Company agreed to make principal payments beginning in August 2021 of $400,000 monthly, which increased in February 2022 to $2,000,000 monthly. In addition, the Company is required to accrue a monthly PIK fee equal to 0.833% of the outstanding balance, which is in substance interest at an annual rate of approximately 10%, that is added to the note principal each month.

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

NOTE PAYABLE AGREEMENT 3

On May 20, 2022, the Company issued a note payable (“Note Payable Agreement 3”) with a third-party investor. The note was for $6,015,000, matures on May 20, 2024, and is secured by all the assets of the Company. The Company received cash proceeds of $4,700,000, resulting in a discount of $1,315,000 made up of an original issue discount (“OID”) of $1,000,000, commission of $300,000 that was paid from proceeds, and $15,000 to cover transaction expenses. In addition, the Company is required to accrue a monthly PIK fee equal to 0.833% of the outstanding balance, which is in substance interest at an annual rate of approximately 10%, that is added to the note principal each month. The debt less discount and transaction expenses will be accreted over the term of the note using the effective interest rate method.

During the six-month period ended September 30, 2023, debt discount amortization of $328,750 was recorded. At September 30, 2023, the unamortized debt discount was $438,333.

NOTE PAYABLE AGREEMENTS 4 and 5

In August 2023, the Company issued 2 new notes payable (“Note Payable Agreements 4 & 5”) with third-party investors. The notes were for $7,810,000, mature on August 8, 2025, and are secured by all the assets of the Company. The Company received cash proceeds of $6,500,000, resulting in a discount of $1,310,000 made up of an original issue discount (“OID”) of $1,000,000, commission of $300,000 that was paid from proceeds, and $10,000 to cover transaction expenses. In addition, the Company is required to accrue a monthly PIK fee equal to 0.833% of the outstanding balance, which is in substance interest at an annual rate of approximately 10%, that is added to the note principal each month. The debt less discount and transaction expenses will be accreted over the term of the note using the effective interest rate method.

During the six-month period ended September 30, 2023, debt discount amortization of $109,166 was recorded. At September 30, 2023, the unamortized debt discount was $1,200,834.

As part of the note payable agreements, $3,000,000 of total proceeds received from these issuances was placed in escrow and will be used as part of the installment payments to the outstanding balances of notes payable 2 and 3 issued in February 2021 and May 2022, respectively.

NOTE 5 – SUBSEQUENT EVENTS

At September 30, 2023, the Company had four note payable agreements (Notes #2, #3, #4, and #5) outstanding with total principal of $22,419,032 and total accrued interest of $130,667 due to third party investors collectively represented by Chicago Ventures.

Effective October 5, 2023, the Company entered into standstill agreements for Notes #2 and #3, pursuant to which the investors would not seek repayment of any portion of the notes during the period from October 5, 2023 to October 31, 2023.  In consideration, the Company agreed to pay a standstill fee of $1,300,000, that was added to the note principal of Notes #2 and #3.

In addition, effective October 5, 2023, the Company entered into termination agreements for Notes #3 and #4.  Notes #3 and #4 were entered into on August 10, 2023, and had an aggregate balance of principal was $7,940,656 at September 30, 2023.  There was no accrued interest at September 30, 2023.  Pursuant to the termination agreements, effective October 5, 2023, the Company and investors agreed to terminate and cancel Notes #3 and #4. In consideration, cash of $3,000,000 held in escrow at September 30, 2023 was released to paydown principal, and $3,680,247 was added to the principal of Notes #2 and #3. The difference of $1,260,409 was in substance offset by the increase in principal of Notes #2 and #3 for the standstill fee of $1,300,000.

Subsequent to September 30, 2023, the Company began negotiating a line of credit for $10 million with Chicago Ventures.  As of November 9, 2023, the negotiations are ongoing.

Once the terms of the line of credit are finalized, the Company will determine the appropriate accounting treatment with regards to the line of credit, standstill and termination agreements.

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

Overview

Business Review and Outlook

It is management’s view that the Company made good progress during the six month period ended September 30, 2023, and some of the key developments are listed as follows:

1.	The Company continued to support its UK licensee with its endeavours to obtain reimbursement for the sensors in the UK.

2.	Advanced development of the Company’s BEATdiabetes offering in readiness for a commercial launch in due course.

3.	Continued development of its consumer metabolic health platform and potential deployment as a bolt-on service into existing metabolic and wellness programs.

4.	Received approval from the Saudi Arabia Food and Drug Agency for marketing of sugarBEAT in the Kingdom of Saudi Arabia (KSA), with support from the Company’s licensee in the region, TP MENA.

5.

Continued trials of the Company’s pre-diabetes and consumer metabolic health program with the UK National Health Service, the results from which are expected to support the launch of the program in various territories.

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

In line with this view, the Company has taken the following actions during and after the six month period ended September 30, 2023:

•	Increased headcount of production operatives; this will be phased in line with the volume forecasts currently available, however the Company has also factored in an ability to scale further and faster should this be required.

•	Moved forward with placing phased orders for raw materials to ensure future product availability to support both our UK Licensee while also providing for capacity to flex up further as other routes to market materialize in line with management’s commercialization program.

•	Engaged with external third-party manufacturers with the ability to provide significant scale up services for product manufacture moving forward. Specifically, this quarter the company has engaged with a company in Germany that specialize in Automation of manufacturing processes to further scale-up sensor production capabilities, with anticipated concurrent reduction in unit cost of goods.

Recent Developments

On October 3rd 2023 the Company allowed its FDA PMA application to lapse in favor of submitting a revised application based on a 24-hour sensor life in place of the current 14-hour sensor life, in particular in light of improvements that had been made to sensor performance and manufacture which out-date the original application. The Company has selected the Modular route for this submission.

In a traditional PMA, the applicant submits all PMA data, as outlined in 21 CFR 814.20, at the same time, regardless of when testing is completed. FDA begins its review only upon receipt of all the required information. In 1998, however, as part of CDRH’s reengineering effort, FDA issued the above mentioned guidances. In these documents, FDA described a new policy whereby applicants could submit “Modular PMAs.” The goal of FDA’s 1998 guidances was to increase the efficiency of the PMA review process by allowing applicants to submit discrete sections (modules) of the PMA to FDA for review soon after completing the testing and analysis.

Guidance notes were revised on November 3, 2023 (https://www.fda.gov/files/medical%20devices/published/Premarket-Approval-Application-Modular-Review---Guidance-for-Industry-and-FDA-Staff.pdf).

In accordance with the guidelines Nemaura submitted its Proposal on October 30, 2023.

Furthermore, the Company reported that it completed a 100 patient study, collecting over 30,000 glucose measurements from the sugarBEAT device paired with venous blood samples over an extended duration of 24 hours and reported interim data suggesting that 24 hour in-use sensor life was viable.

Affiliated Company Relationships

Nemaura Pharma was incorporated in November 2005. Through October 2013, all technology development and related transactions were incurred by Pharma. As new technology platforms were invented and developed, additional companies were set up to contain these new technology platforms, and to aid in the process of raising further investments to progress the development of these subsequent technologies. However, due to the small size of the operations, low number of employees and laboratory and office space required, initially, certain costs were borne by Pharma and charged to DDL as required. On April 4, 2018, a service agreement was put into place between Pharma and DDL which covered the development of sugarBEAT® under Pharma’s ISO13485 Accreditation. In lieu of these services, Pharma invoices DDL on a periodic basis for said services. Services are provided at cost plus a service surcharge amounting to less than 10% of the total costs incurred. This agreement includes all aspects of the development, registration and manufacture of sugarBEAT®.

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

Inflation

The Company does not believe that inflation has had a material effect on its operations to date, other than its impact on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary and interest rate pressures in the future, which would have the effect of increasing the Company’s operating costs (including, specifically, clinical trial costs in countries where the Company is applying to sell its products), and which would put additional stress on the Company’s working capital resources.

Nasdaq Compliance Deficiencies

As previously disclosed, on April 3, 2023, the Company received a written notice from the Nasdaq Listing Qualification Department (the “Nasdaq Staff”) indicating that the Company was not in compliance with the $35 million minimum market value of listed securities (“MVLS”) requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on The Nasdaq Capital Market. Accordingly, the Company was granted a grace period that expired on October 2, 2023. In addition, on April 6, 2023, the Company received a written notice that the Company was not in compliance with the $1 bid price (“Bid Price”) requirement for continued listing set forth in Listing Rule 5550(a)(2) and was granted a grace period that expired on October 3, 2023.

On October 3 and 4, 2023, respectively, the Company received written notices from the Nasdaq Staff indicating that the Company had not regained compliance with the MVLS and Bid Price requirements, and that the Company’s common stock would be subject to delisting from The Nasdaq Capital Market unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”).

Accordingly, the Company timely requested a hearing before the Panel. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel may grant an extension not to exceed April 1, 2024. Notwithstanding, there can be no assurance that the Panel will grant the Company an additional extension period or that the Company will regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. Based on the foregoing, it is the Company’s expectation that it will remain listed and trading on The Nasdaq Capital Market under the trading symbol “NRMD” through the conclusion of the hearings process.

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

 Results of Operations

Comparative Results for the Three Months Ended September 30, 2023 and 2022

Revenue

There was no revenue generated in the three month period ended September 30, 2023.

The Company generated revenue of $74,027 in the three month period ended September 30, 2022, relating to deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. A portion also related to the recognition of the GBP 1 million (approximately $1.12 million), that was previously received and held within deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

Research and Development Expenses

Research and development (“R&D”) expenses were $491,803 and $257,061 for the three months ended September 30, 2023 and 2022, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device.

General and Administrative Expenses

General and administrative expenses were $1,558,742 and $1,369,155 for the three months ended September 30, 2023 and 2022, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages.

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

Other Income (Expense)

Other income (expense) was $847,091 and ($2,231,154) for the three months ended September 30, 2023 and 2022, respectively. These expenses consist of interest expense, change in fair value of foreign exchange and change in fair value of warrant liability. There was no change in fair value of warrant liabilities in the three months ended September 30, 2022.

Other Comprehensive Loss

For the three month periods ended September 30, 2023 and 2022 other comprehensive income saw losses of $288,744 and $975,471, respectively, arising from foreign currency translation adjustments.

Comparative Results for the Six Months Ended September 30, 2023 and 2022

Revenue

There was no revenue generated in the six month period ended September 30, 2023.

The Company generated revenue of $74,027 in the six month period ended September 30, 2022, relating to deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. A portion also related to the recognition of the GBP 1 million (approximately $1.12 million), that was previously received and held within deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

Research and Development Expenses

R&D expenses were $1,041,560 and $587,116 for the six months ended September 30, 2023 and 2022, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device, and costs associated with the 24-hour sensor study performed on 100 subjects in the Middle East.

General and Administrative Expenses

General and administrative expenses were $3,067,209 and $2,352,415 for the six months ended September 30, 2023 and 2022, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages.

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

Other Income (Expense)

Other Expense was $302,161 and ($4,806,749) for the six months ended September 30, 2023 and 2022, respectively. These expenses consist of interest expense, change in fair value of foreign exchange and change in fair value of warrant liability. There was no change in fair value of warrant liabilities in the 3 months ended September 30, 2022.

Other Comprehensive Loss

For the six month periods ended September 30, 2023 and 2022 other comprehensive income saw losses of $249,155 and $1,420,408, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, for the six months ended September 30, 2023, the Company recorded a net loss of $3,806,608 and used cash in operations of $5,724,109. In addition, we have sustained cumulative losses of $55,681,819 as of September 30, 2023. We have historically financed our operations through a combination of debt and equity funding.

As of September 30, 2023, the Company had a working capital deficiency of $13,365,820, which included total cash balances of $4,378,219 ($3,000,000 restricted) and current notes payable of $17,551,356.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ended September 30, 2023, the Company recorded a net loss of $3,806,608 and used cash in operations of $5,724,109. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm in its report on the Company’s March 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In evaluating the going concern position of the company, management has considered potential funding providers and believes that financing to fund future operations could be provided by equity and/or debt financing. There can be no assurance that funding would be available, or that the terms of such funding would be on favorable terms if available. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Cash Flows

Net cash used in operating activities for the six months ended September 30, 2023 was $5,724,109, reflecting a net loss of $3,806,608, and includes accretion of debt discount expense and accrued interest totaling $559,767, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $186,982 and the depreciation and amortization charge of $229,258.

Cash was also impacted by increases in inventory of $1,260,987, which was directly driven as a result of commercial scale up.

Prepayments dropped by $904,379, which was a result of the amounts paid to Hamilton Court, our forward contract provider, plus by savings on other prepayments.

There was a $92,154 increase in accounts payable during the six months ended September 30, 2023 as well as an increase in other liabilities and accrued expenses of $62,447. The related party payable balance dropped to $824,986 as of September 30, 2023.

Net cash used in investing activities for the six months ended September 30, 2023, was $66,379, which was from the purchase of property and equipment driven by the procurement to support the transition to operational production.

Net cash used in operating activities for the six months ended September 30, 2022 was $4,549,084, reflecting a net loss of $7,744,610, which includes accretion of debt discount expense and accrued interest totaling $3,069,488, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $1,626,030 and the depreciation and amortization charge of $172,680.

Cash was also impacted by increases in inventory of $422,197 as of September 30, 2023, which was directly driven as a result of commercial scale up.

Prepayments increased by $1,183,997, which was a result of the amounts paid to Hamilton Court, our forward contract provider, of approximately $1.457 million and by savings on other prepayments.

There was a $164,794 increase in accounts payable during the six months ended September 30, 2022 but decreases in other liabilities and accrued expenses of $160,662 and deferred revenue of $294,288. The related party payable balance increased by $223,678 in the six months ended September 30, 2023.

Net cash used in investing activities for the six months ended September 30, 2022, was $381,167, which was from the purchase of property and equipment ($208,945) driven by the procurement to support the transition to operational production, and patent filing costs of $144,343.

Net cash used in financing activities for the six months ended September 30, 2023 was $321,739, for the scheduled re-payment of notes payable of $6,178,261 offset by $6,500,000 proceeds from notes payable issued in August 2023.

Net cash used in financing activities for the six months ended September 30, 2022 was $1,574,282, comprising $4,700,000 from proceeds of long term debt offset by $6,274,282 for the scheduled repayments of notes payable.

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

During the six month period ended September 30, 2023, we have made no material changes or additions with regard to such policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer / Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on his evaluation, the Chief Executive Officer / Chief Financial Officer have concluded that as of September 30, 2023 our disclosure controls and procedures were not effective as of September 30, 2023. As of September 30, 2023, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

We continue to have a material weakness in our internal control over financial reporting as disclosed in the March 31, 2023 Form 10-K, in that the Company did not design and maintain effective controls over (i) accounting for the foreign currency balance for a mark-to-market contract; and (ii) accounting for certain debt issuance costs in the computation of the effective interest rate for a loan note mainly due to lack of adequate technical expertise. Management is developing and implementing remediation plans to address the material weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent six months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.
(c)	During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement .

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are filed as part of this report.

Exhibit No.	Document Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

Date: November 13, 2023	By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer, Interim Chief Financial Officer, and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

