Form 10-Q
period 2023-12-31
Nemaura Medical Inc.
filed 2024-02-12
CIK 1602078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NMRD	OTC Markets

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

Yes ☐ No ☒

The number of shares of common stock, par value $0.001 per share, outstanding as of February 12, 2024, was 28,899,402.

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

1

NEMAURA MEDICAL INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEMAURA MEDICAL INC.
Condensed Consolidated Balance Sheets

	December 31, (Unaudited)	March 31,
	2023	2023

ASSETS
Current assets:
Cash and cash equivalents	$137,416	$10,105,135
Inventory	3,671,533	1,754,852
Prepaid expenses and other receivables	169,174	357,934
VAT receivable	247,788	409,648
Deposit on foreign exchange contract	146,434	909,666
Total current assets	4,372,345	13,537,235

Property and equipment, net of accumulated depreciation	558,697	641,906
Intangible assets, net of accumulated amortization	238,033	384,092
Total assets	$5,169,075	$14,563,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$352,483	$326,641
Other liabilities and accrued expenses	281,055	130,678
Notes payable, current portion	19,643,038	16,942,500
Payable to related parties	800,403	920,780
Deferred revenue, current portion	1,184,412	123,640
Foreign exchange contract derivative liability	242,295	731,730
Warrant liability	492,000	3,092,000

Total current liabilities	22,995,686	22,267,969

Notes payable, non-current portion	—	3,087,651
Deferred revenue, non-current portion	—	1,021,811
Total liabilities	22,995,686	26,377,431

Commitments and contingencies	—	—

Stockholders’ deficit:

Common stock, $0.001 par value, 42,000,000 shares authorized and 28,899,402 shares issued and outstanding at December 31, 2023 and March 31, 2023	28,899	28,899
Additional paid-in capital	40,991,377	40,991,377
Accumulated deficit	(57,843,297)	(51,875,211)
Accumulated other comprehensive loss	(1,003,590)	(959,263)
Total stockholders’ deficit	(17,826,611)	(11,814,198)
Total liabilities and stockholders’ deficit	$5,169,075	$14,563,233

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 2023,
	2023	2022	2023	2022

Sales	$—	$3,017	$—	$77,044
Cost of Sales	—	(2,971)	—	(75,327)
Gross Profit	—	46	—	1,717

Operating expenses:
Research and development	291,104	393,747	1,332,664	980,862
General and administrative	1,250,149	1,230,160	4,317,358	1,509,095
Total operating expenses	1,541,253	1,623,907	5,650,022	2,489,957

Loss from operations	(1,541,253)	(1,623,907)	(5,650,022)	(2,488,240)

Other income (expense)
Interest expense	(1,925,678)	(1,082,949)	(3,407,499)	(4,152,437)
Change in fair value of warrant liability	1,003,000	—	2,600,000	—
Change in fair value of foreign exchange contract derivative liability	302,453	990,532	489,435	(2,820,211)
Net loss	(2,161,478)	(1,716,278)	(5,968,086)	(9,460,888)

Other comprehensive loss:
Foreign currency translation adjustment	204,828	(556,080)	(44,327)	(864,328)
Comprehensive loss	$(1,956,650)	$(4,831,171)	$(6,012,413)	$(10,325,216)

Net loss per share, basic and diluted	$(0.07)	$(0.07)	$(0.21)	$(0.39)
Weighted average number of shares outstanding, basic and diluted	28,899,402	24,103,196	28,899,402	24,103,196

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Three and Nine Months Ended December 31, 2023 and 2022 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit)
Balance at September 30, 2023	28,899,402	$28,899	$40,991,377	$(55,681,819)	$(1,208,418)	$(15,869,961)

Foreign currency translation adjustment	—	—	—	—	204,828	204,828
Net loss	—	—	—	(2,161,478)	—	(2,161,478)
Balance at December 31, 2023	28,899,402	$28,899	$40,991,377	$(57,843,297)	$(1,003,590)	$(17,826,611)

Balance at March 31, 2023	28,899,402	$28,899	$40,991,377	$(51,875,211)	$(959,263)	$(11,814,198)

Foreign currency translation adjustment	—	—	—	—	(44,327)	(44,327)
Net loss	—	—	—	(5,968,086)	—	(5,968,086)
Balance at December 31, 2023	28,899,402	$28,899	$40,991,377	$(57,843,297)	$(1,003,590)	$(17,826,611)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	(Deficit)
Balance at September 30, 2022	24,102,866	$24,103	$38,295,775	$(45,476,086)	$(1,542,726)	$(8,698,934)
Shares issued under ATM facility	330		423			423
Foreign currency translation adjustment	—	—	—	—	556,080	556,080
Net loss	—	—	—	(1,716,278)	—	(1,716,278)
Balance at December 31, 2022	24,103,196	$24,103	$38,296,198	$(47,192,364)	$(986,646)	$(9,858,709)

Balance at March 31, 2022	24,102,866	$24,103	$38,295,775	$(37,731,476)	$(122,318)	$466,084
Shares issued under ATM facility	330		423			423
Foreign currency translation adjustment	—	—	—	—	(864,328)	(864,328)
Net loss	—	—	—	(9,460,888)	—	(9,460,888)
Balance at December 31, 2022	24,103,196	$24,103	$38,296,198	$(47,192,364)	$(986,646)	$(9,858,709)

See notes to the unaudited condensed consolidated financial statements.

NEMAURA MEDICAL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(5,968,086)	$(9,460,888)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309,684	268,595
Inventory write down	104,449	—
Amortization of debt discount	1,803,126	4,152,437
Addition of PIK monitoring fee to note payable	488,022	—
Change in fair value of foreign exchange contract derivative liability.	(489,435)	635,494
Change in fair value of warrant liability	(2,600,000)	—

Changes in operating assets and liabilities:
Prepaid expenses and other receivables, VAT receivable and deposit on foreign exchange deposit	1,113,853	(467,070)
Inventory	(2,021,130)	(864,636)
Accounts payable	25,842	34,897
Receivable/payable to related parties	(120,378)	75,977
Accrued expense and other liabilities	150,377	(167,568)
Deferred revenue	—	(297,419)
Net cash used in operating activities	(7,203,676)	(6,090,181)

Cash Flows From Investing Activities:
Capitalized patent costs	—	(135,168)
Capitalized software development costs	—	(27,879)
Purchase of property and equipment	(76,807)	(275,758)
Net cash used in investing activities	(76,807)	(438,805)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	696
Equity issuance cost paid	—	(273)
Proceeds from issuance of note payable	6,500,000	4,700,000
Principal payments on notes payable	(9,178,261)	(7,974,282)
Net cash used in financing activities	(2,678,261)	(3,273,859)

Net decrease in cash and restricted cash	(9,958,745)	(9,802,845)
Effect of exchange rate changes on cash and cash equivalents	(8,975)	(605,548)
Cash and cash equivalent at beginning of period	10,105,135	17,749,233
Cash, cash equivalent at end of period	$137,416	$7,340,840

Cash paid for:
Interest	$921,000	$1,522,372

Supplemental schedule of non-cash transactions:
Debt discount recognized upon issuance of notes payable	$1,310,000	$—

See notes to the unaudited condensed consolidated financial statements.

 NEMAURA MEDICAL INC.
Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended December 31, 2023 and 2022
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

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, for the nine months ended December 31, 2023, the Company recorded a net loss of $5,968,086 and used cash in operations of $7,203,676. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm in its report on the Company’s March 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods. The results for the three and nine months ended December 31, 2023 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

Deferred Revenues

In March 2014, the Company executed an Exclusive Marketing Rights agreement with Dallas Burston Pharma (“DB Pharma”)(now known as MySugarWatch Limited “MSW”), a Jersey (Channel Island) based company for the exclusive right to sell the Company’s SugarBEAT® device in the UK and Republic of Ireland, both direct to consumer and through prescriptions by general practitioners. The agreement has a term of five years and automatically renewed for another five years unless terminated by either party. As part of the agreement, the Company received a non-refundable upfront fee of £1 million ($1.6 million). Pursuant to current accounting guidelines, the Company recorded the upfront fee of £1 million as a deferred revenue (i.e. liability) and is being amortized to revenues based upon the corresponding sale of the Company’s SugarBEAT devices. As of December 31, 2023 and March 31, 2023, the outstanding deferred revenues amounted to $1,184,412 and $1,145,451, respectively or approximately £875,000GBP.

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

Cash and cash equivalents

Cash and cash equivalents consists primarily of cash deposits maintained in the United Kingdom (“UK”). We maintain cash balances in U.S. Dollar (“USD”), Great Britain Pound Sterling (“GBP”), and the Euro. The following table, reported in USD, disaggregates our cash balances by currency denomination:

	December 31, 2023	March 31, 2023 (audited)
Cash denominated in:
USD	$13,169	$5,606,972
GBP	65,925	4,446,720
Euro	58,322	51,443
Total	$137,416	$10,105,135

Inventory

As of December 31, 2023 and March 31, 2023, inventory consisted of the following:

	December 31, 2023	March 31, 2023, (audited)

Raw materials	$3,553,811	$1,586,777
Finished goods	117,722	168,075
Total Inventories	$3,671,533	$1,754,852

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. For the nine months ended December 31, 2023, there were additional general write-downs of inventory of approximately $104,000.

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

Since the effects of outstanding options and warrants are anti-dilutive for the nine months ended December 31, 2023 and 2022, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

Stock Warrants	5,233,551	1,573,098
Stock options	40,000	40,000
	5,273,551	1,613,098

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

The Foreign exchange contract derivative liability is valued using Level 2 fair values while the warrant liability is valued using Level 3 fair values.

The following table sets forth by level, within the fair value hierarchy, the Company’s financial assets and liabilities at fair value as of December 31, 2023 and March 31, 2023:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Total assets	$—	$—	$—	$—

Liabilities
Foreign exchange contract derivative liability	$—	$242,295	$—	$242,295
Warrant derivative liability	—	—	492,000	492,000
Total liabilities	$—	$242,295	$492,000	$734,295

	March 31, 2023 (audited)
	Level 1	Level 2	Level 3	Total
Assets
Total assets	$—	$—	$—	$—

Liabilities
Foreign exchange contract derivative liability	$—	$731,730	$—	$731,730
Warrant derivative liability	—	—	3,092,000	3,092,000
Total liabilities	$—	$731,730	$3,092,000	$3,823,730

The following table provides a roll-forward of the warrant derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the nine months ended December 31, 2023:

Warrant derivative liability
Balance as of beginning of period – March 31, 2023	$3,092,000
Change in fair value of warrant derivative liability	(2,600,000)
Balance as of end of period – December 31, 2023	$492,000

As of December 31, 2023 and March 31, 2023, the Company’s outstanding warrants were treated as derivative liabilities and changes in the fair value were recognized in earnings (see Note 3).

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

Recent accounting pronouncements

Management believes that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would not have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

DDL has a service agreement with Nemaura Pharma Limited (“Pharma”), an entity controlled by the Company’s President and Chief Executive officer, to provide development, manufacture, and regulatory approval process under Pharma’s ISO13485 accreditation. Pharma invoices DDL for these services on a cost-plus basis.

The table below provides a summary of activity between the Company and Pharma for the nine months ended December 31, 2023 and 2022.

	Nine Months Ended December 31, 2023 (unaudited)	Nine Months Ended December 31, 2022 (unaudited)
Due to (from) related parties at beginning of period	$920,782	$(101,297)
Amounts invoiced by Pharma to DDL, NM and TCL, primarily relating to research and development expenses	4,211,705	2,833,546
Amounts invoiced by DDL to Pharma	—	(3,159)
Amounts received from Pharma	—	4,452
Amounts paid by DDL to Pharma	(4,311,770)	(2,789,939)
Foreign exchange differences	(20,314)	31,077
Due to (from) related parties at end of period	$800,403	$(25,320)

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

The warrant liability was valued at the following dates using a Black-Scholes model with the following assumptions:

	December 31, 2023 (unaudited)	March 31, 2023
Warrant liability:
Stock price	$0.22	$0.90
Risk-free interest rate	3.84%	3.60%
Expected volatility	110%	108%
Expected life (in years)	4.59	5.34
Expected dividend yield	—	—
Fair value of Warrant liability	$492,000	$3,092,000

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of measurement commensurate with expected life of the warrants. Expected volatility was determined based on the historical volatility data of the Company, and the expected term of the warrants granted are determined based on the duration of time the warrants are expected to be outstanding. The dividend yield on the Company’s warrants is assumed to be zero as the Company has not historically paid dividends.

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

At December 31, 2023 and March 31, 2023, the fair value of the foreign currency contract liability was valued as follows:

	December 31, 2023	March 31, 2023
Notional Amount	$2,000,000	$4,250,000
Leveraged amount (used to determine fair value of contract liability)	$4,000,000	$8,500,000
Expected remaining term (in months)	8	17

Fair Value:
Foreign currency contract liability	$242,295	$731,730

The Company’s foreign currency forward contracts are measured at fair value on a recurring basis and are classified as Level 2 fair value measurement. As of December 31, 2023, and March 31, 2023, the Company has deposited $146,434, and $909,666, respectively, as collateral with the counterparty related to the foreign currency forward contract and recorded as part of prepaid expenses and other receivables in the accompanying balance sheet.

NOTE 4 – NOTES PAYABLE

	December 31, 2023 (unaudited)	March 31, 2023

Note Payable Agreement 2	$13,551,346	$14,772,293
Note Payable Agreement 3	6,365,649	6,024,941
Note Payable Agreements 4 and 5	—	—
Total notes payable	19,916,995	20,797,234
Unamortized debt discount	(273,957)	(767,083)
Notes payable, net of note discounts	19,643,038	20,030,151
Current portion	(19,643,038)	(16,942,500)
Non-current portion	$—	$3,087,651

At October 5, 2023, the Company had four note payable agreements (Notes #2, #3, #4, and #5) outstanding. Effective October 5, 2023, the Company entered into standstill agreements for Notes #2 and #3, pursuant to which the investors would not seek repayment of any portion of the notes during the period from October 5, 2023 to October 31, 2023. In consideration, the Company agreed to pay a standstill fee of $1,300,000, that was added to the note principal of Notes #2 and #3.

On October 5, 2023, the Company entered into termination agreements to terminate and cancel Notes #4 and #5, which had an aggregate balance of principal and accrued interest of $7,940,657. In consideration, a principal payment of $3,000,000 was made, and $4,940,657 was added to the principal of Notes #2 and #3.

NOTE PAYABLE AGREEMENT 2

On February 8, 2021, the Company issued a note payable (“Note 2”) to a third-party investor.  The note was for $24,015,000, originally matured on February 9, 2023 (see below), and is secured by all the assets of the Company. Beginning in March 2023, the monthly principal payments are $1,000,000 per month. In addition, the Company is required to accrue a monthly PIK fee equal to 0.833% of the outstanding balance, which is in substance interest at an annual rate of approximately 10%, that is added to the note principal each month. In October 2022 Note 2 was amended to extend the maturity from February 9, 2023 to July 1, 2024. In consideration, the Company agreed to pay aggregate fees of $2,304,539 to the investor which were added to the principal balance of Note 2.

As of March 31, 2023, outstanding balance of note payable amounted to $14,772,293. On October 5, 2023, $3,143,134 was added to the principal of Note 2 related to the termination of Notes 4 and 5 and addition of the standstill fee (see above). During the nine months ended December 31, 2023, principal payments of $4,364,081 were made. As of December 31, 2023, outstanding balance of note payable amounted to $13,551,346.

NOTE PAYABLE AGREEMENT 3

On May 20, 2022, the Company issued a note payable (“Note 3) to a third-party investor. The note was for $6,015,000, matures on May 20, 2024, and is secured by all the assets of the Company. The Company received cash proceeds of $4,700,000, resulting in a discount of $1,315,000 made up of an original issue discount (“OID”) of $1,000,000, commission of $300,000 that was paid from proceeds, and $15,000 to cover transaction expenses. In addition, the Company is required to accrue a monthly PIK fee equal to 0.833% of the outstanding balance, which is in substance interest at an annual rate of approximately 10%, that is added to the note principal each month. The debt less discount and transaction expenses will be accreted over the term of the note using the effective interest rate method.

At March 31, 2023, the outstanding balance of Note 3 was $6,015,000. On October 5, 2023, $2,164,829 was added to the principal of Note 3 related to the termination of Notes 4 and 5 and addition of the standstill fee (see above). During the nine months ended December 31, 2023, principal payments of $1,814,180 were made. As of December 31, 2023, the outstanding balance of Note 3 was $6,365,649.

During the nine month period ended December 31, 2023, debt discount amortization of $493,125 was recorded. At December 31, 2023, the unamortized debt discount was $273,958.

NOTE PAYABLE AGREEMENTS 4 and 5

In August 2023, the Company issued two notes payable to two third party investors (“Notes 4 and 5”) , with a face value of $7,810,000 in exchange for cash of $6,500,000 or an original issue discount of $1,310,000. The notes were secured by all tangible and intangible assets of the Company and will mature in 24 months or in August 2025. The notes did not bear any interest; however, the implied annual interest rate is 9.5% based upon the OID rate of 19% and annual monitoring fee of 9.9%. As a result, the Company recorded a debt discount of $1,310,000 to account the note's original issue discount, commission and direct costs computed which is being amortized over interest expense over the term of the note payable.

On October 2023, the Company and the noteholders amended the two notes payable. As part of the amendment, the Company paid the noteholder $3 million in principal and the remaining balance of $4,810,000 and accrued interest of $130,657, was transferred and added to the outstanding principal balance of Note 2 for $2,775,828 and Note 3 for $2,164,829, issued in May 2022 and October 2022, respectively. In addition, the Company also incurred additional fees of $367,306 as part of the amendment of notes payable 4 and 5, which was added to Note 2. In addition, the Company also expensed the entire debt discount of $1,310,000. As of result of these amendments, notes payable 4 and 5 were extinguished and cancelled by the noteholder.

LINE OF CREDIT

In November 2023, the Company executed a line of credit (LOC) with a third party financing company, Streeterville Capital LLC. Pursuant to the LOC agreement, the Company can loan up to $10 million at a rate of 10% per annum and a 20% original issue discount for a period of one year. The LOC is secured by all tangible and intangible assets of the Company. The Company has not yet made advances or drawdowns against the LOC.

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

Overview

Business Review and Outlook

It is management’s view that the Company made good progress during the nine month period ended December 31, 2023, and some of the key developments are listed as follows:

1.	The Company continued to support its UK licensee with its endeavours to obtain reimbursement for the sensors in the UK.

2.	Advanced development of the Company’s BEATdiabetes offering in readiness for a commercial launch in due course.

3.	Continued development of its consumer metabolic health platform and potential deployment as a bolt-on service into existing metabolic and wellness programs.

4.	Received approval from the Saudi Arabia Food and Drug Agency for marketing of sugarBEAT in the Kingdom of Saudi Arabia (KSA), with support from the Company’s licensee in the region, TP MENA.

5.	Used feedback from the Company’s pre-diabetes and consumer metabolic health program with the UK National Health Service, to commence plans for a commercial launch of the program in various territories with partners, in due course.

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

In line with this view, the Company has taken the following actions during and after the nine month period ended December 31, 2023:

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

In a traditional PMA, the applicant submits all PMA data, as outlined in 21 CFR 814.20, at the same time, regardless of when testing is completed. FDA begins its review only upon receipt of all the required information. In 1998, however, as part of CDRH’s reengineering effort, FDA issued the above mentioned guidance. In these documents, FDA described a new policy whereby applicants could submit “Modular PMAs.” The goal of FDA’s 1998 guidance was to increase the efficiency of the PMA review process by allowing applicants to submit discrete sections (modules) of the PMA to FDA for review soon after completing the testing and analysis.

Guidance notes were revised on November 3, 2023 (https://www.fda.gov/files/medical%20devices/published/Premarket-Approval-Application-Modular-Review---Guidance-for-Industry-and-FDA-Staff.pdf).

In accordance with the guidelines Nemaura submitted its Proposal on October 30, 2023 and has now commenced the process of compiling the dossier for staged submission over the coming months.

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

Accordingly, the Company timely requested a hearing before the Panel. The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel granted an extension not to exceed April 1, 2024. However following further attrition to its share price, and the need for substantial dilution to existing shareholders as part of the companies plan to regain compliance with Nasdaq rules, management did not see it in the best interest of shareholders to effect such dilution and chose to de-list the company from the Nasdaq to the Over The Counter market, with a view to strengthening the commercialization roadmap and partnering as a means of growing the company and generating revenues.

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

 Results of Operations

Comparative Results for the Three Months Ended December 31, 2023 and 2022

Revenue

There was no revenue generated in the three month period ended December 31,2023.

The Company generated revenue of $3,017 in the three month period ended December 31, 2022, relating to deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. A portion also related to the recognition of the GBP 1 million (approximately $1.12 million), that was previously received and held within deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

Research and Development Expenses

Research and development (“R&D”) expenses were $291,104 and $393,747 for the three months ended December 31, 2023 and 2022, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device.

General and Administrative Expenses

General and administrative expenses were $1,250,149 and $1,230,160 for the three months ended December 31, 2023 and 2022, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages.

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

Other Income (Expense)

Other income (expense) was $302,161 and $92,417 for the three months ended December 31, 2023 and 2022, respectively. These expenses consist of interest expense, change in fair value of foreign exchange and change in fair value of warrant liability. There was a significant decrease in the fair value of the Company’s warrant liability which resulted in a gain of approximately $1 million as a result of the decrease in the stock price of the Company, which is an input in the fair value computation every reporting period.

Other Comprehensive Loss

For the three month periods ended December 31, 2023 and 2022 other comprehensive income saw gains of $204,829 and $556,080, respectively, arising from foreign currency translation adjustments.

Comparative Results for the Nine Months Ended December 31, 2023 and 2022

Revenue

There was no revenue generated in the nine month period ended December 31, 2023.

The Company generated revenue of $77,044 in the nine month period ended December 31, 2022, relating to deliveries of sugarBEAT® to MSW pursuant to the initial order placed in April 2021. A portion also related to the recognition of the GBP 1 million (approximately $1.12 million), that was previously received and held within deferred revenue relating to the exclusive Marketing Rights Agreement that was signed with MSW.

Research and Development Expenses

R&D expenses were $1,332,664 and $980,862 for the nine months ended December 31, 2023 and 2022, respectively. This amount consisted primarily of expenditures on wages and sub-contractor activities incurred for improvements made to the sugarBEAT® device, and costs associated with the 24-hour sensor study performed on 100 subjects in the Middle East.

General and Administrative Expenses

General and administrative expenses were $4,317,358 and $1,509,095 for the nine months ended December 31, 2023 and 2022, respectively. These expenses consisted of fees for legal, professional, consultancy, audit services, investor relations, insurance, advertising and general and operational wages.

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

Other Income (Expense)

Other Expense was ($318,064) and ($6,972,648) for the nine months ended December 31, 2023 and 2022, respectively. These expenses consist of interest expense, change in fair value of foreign exchange and change in fair value of warrant liability. There was a significant decrease in the fair value of the Company’s warrant liability which resulted in a gain of approximately $2.6 million as a result of the decrease in the stock price of the Company, which is an input in the fair value computation every reporting period.

Other Comprehensive Loss

For the nine month periods ended December 31, 2023 and 2022 other comprehensive losses of $44,326 and losses of $864,328, respectively, arising from foreign currency translation adjustments.

Liquidity and Capital Resources

As reflected in the accompanying unaudited financial statements, for the nine months ended December 31, 2023, the Company recorded a net loss of $5,968,086 and used cash in operations of $7,203,676. In addition, we have sustained cumulative losses of $57,843,297 as of December 31, 2023. We have historically financed our operations through a combination of debt and equity funding.

As of December 31, 2023, the Company had a working capital deficiency of $18,623,341, which included total cash balances of $137,416 and current notes payable of $19,643,038.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the nine months ended December 31, 2023, the Company recorded a net loss of $5,968,086 and used cash in operations of $7,203,676. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm in its report on the Company’s March 31, 2023 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash Flows

Net cash used in operating activities for the nine months ended December 31, 2023 was $7,203,676, reflecting a net loss of $5,968,086, and includes accretion of debt discount expense and accrued interest totaling $2,291,148, change in fair value of warrant liability of $2,600,000, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $489,435 and the depreciation and amortization charge of $309,684.

Cash was also impacted by increases in inventory of $2,021,130, which was directly driven as a result of commercial scale up.

Prepayments dropped by $1,113,851, which was a result of the decrease in deposit to Hamilton Court, our forward contract provider, plus by reduction on other prepayments.

There was a $25,842 increase in accounts payable during the nine months ended December 31, 2023 as well as an increase in other liabilities and accrued expenses of $150,377. The related party payable balance increased to $120,378 as of December 31, 2023.

Net cash used in investing activities for the nine months ended December 31, 2023, was $76,807, which was from the purchase of property and equipment driven by the procurement to support the transition to operational production.

Net cash used in operating activities for the nine months ended December 31, 2022 was $6,090,181, reflecting a net loss of $9,460,888, which includes accretion of debt discount expense and accrued interest totaling $4,152,437, the mark-to-market charge booked in relation to the revaluation of the foreign currency forward contracts of $635,494 and the depreciation and amortization charge of $268,595.

Cash was also impacted by increases in inventory of $864,636 as of December 31, 2022, which was directly driven as a result of commercial scale up.

Prepayments decreased by $467,070, which was a result of the amounts paid to Hamilton Court, our forward contract provider plus movements on other prepayments.

There was a $34,897 increase in accounts payable during the nine months ended December 31, 2022 but decreases in other liabilities and accrued expenses of $167,568 and deferred revenue of $297,419. The related party payable balance increased by $75,977 in the nine months ended December 31, 2023.

Net cash used in investing activities for the nine months ended December 31, 2022, was $438,805, which included the purchase of property and equipment ($208,945) driven by the procurement to support the transition to operational production, and patent filing costs of $144,343.

Net cash used in financing activities for the nine months ended December 31, 2023 was $2,918,086, for the scheduled re-payment of notes payable of $9,418,086 offset by $6,500,000 proceeds from notes payable issued in August 2023.

Net cash used in financing activities for the nine months ended December 31, 2022 was $3,273,859, comprising $4,700,000 from proceeds of long term debt offset by $7,974,282 for the scheduled repayments of notes payable, also including proceeds of $696 from issuance of common stock offset by $273 for equity issuance cost paid.

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

During the nine month period ended December 31, 2023, we have made no material changes or additions with regard to such policies and estimates.

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

The Company’s Chief Executive Officer / Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on his evaluation, the Chief Executive Officer / Chief Financial Officer have concluded that as of December 31, 2023 our disclosure controls and procedures were not effective as of December 31, 2023. As of December 31, 2023, management’s assessment identified the following material weaknesses in the Company’s internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent nine months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement .

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index below are filed as part of this report.

Exhibit No.	Document Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEMAURA MEDICAL INC.

Date: February 12, 2024	By:	/s/ Dewan F.H. Chowdhury
Dewan F.H. Chowdhury Chief Executive Officer, Interim Chief Financial Officer, and President (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

